Form 10-K
MOD PAC CORP
filed 2003-03-28
CIK 1191857

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

Commission file number: 0-50063

MOD-PAC CORP.
__________________________________________________________________________________________________
(Exact Name of Registrant as Specified in its Charter)

            New York                                                                      16-0957053
__________________________________________________________________________________________________
(State or other jurisdiction of incorporation                      (I.R.S. Employer Identification No.)
or organization)

1801 Elmwood Avenue
Buffalo, New York 14207

__________________________________________________________________________________________________
(Address of principal executive office)

Registrant's telephone number
including area code (716) 873-0640

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

$.01 par value Common Stock; $.01 par value Class B Stock
 (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                Yes   X                                       No  ___

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

        Indicate by checkmark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                Yes                                             No  _x__

        As of March 21, 2003, 3,879,429 shares were outstanding, consisting of 2,864,000 shares of Common Stock $.01 Par Value and 1,015,429 shares of Class B Stock $.01 Par Value. Shares of the Company's capital stock commenced trading on March 14, 2003; accordingly, market value data is not available as of the last business day of the Company's most recent second fiscal quarter The aggregate market value, as of March 21, 2003, of the shares of Common Stock and Class B Stock of MOD-PAC CORP. held by non-affiliates was approximately $13,456,000 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation.

DOCUMENTS INCORPORATED BY REFERENCE.

        Portions of the Company's 2002 Annual Report to Shareholders are incorporated into Parts I, II and III of this Report. Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2003 are incorporated by reference into Part III of this Report.

PART I

Item 1.    BUSINESS

        MOD-PAC CORP. is a specialized short-run printer and a designer and manufacturer of paperboard packaging. We provide products in two primary categories, folding cartons and full color print-on-demand

        The markets for the Company's products are described under the captions "Paperborad Packaging" and "Short-Run Commercial Print" on page 6 of the Annual Shareholders' Report for the year ended December 31, 2002, which is incorporated herein by reference. In addition to the commercial print market we also provide distinctive designs for social occasions. We personalize specialty items such as invitations, napkins, and stationery.

General Development of Business

        The major factors affecting the development of the business in 2002 are described on pages 2 and 3 under (i) the caption "2002 financial Results" and (ii) the first paragraph under the caption "Expanding Capacity and Reducing Cycle Time" of the Annual Shareholders' Report for the year ended December 31, 2002, which is incorporated herein by reference.

Practices as to Maintaining Working Capital

        "Liquidity" on page 9 of the Annual Shareholders' Report for the year ended December 31, 2002 is incorporated herein by reference.

Competitive Conditions

        In each of the markets we serve there are many competitors. In the folding carton industry, our competitors include approximately 300 companies, many of which are independent and privately held. Within this market we also compete with the folding carton operations of large integrated paper companies such as Smurfit- Stone Container Corporation, and Mead Westvaco and large, publicly held converting companies such as Caraustar and Graphic Packaging Corporation.

        In the quick print sector of the commercial printing industry, there are over 28,000 general and commercial quick print establishments that we compete with. In addition, we have several large competitors in this sector, such as Modern Postcard, Taylor Corporation and BCT International.

Our success is dependent upon, and we compete based upon, our competitive pricing, innovative and responsive customer support and short lead-time delivery performance. We believe that our investments in state-of-the-art process and systems technology will enable us to continue to meet market pricing, introduce new product designs, be responsive to customer needs and shorten lead-times, while maintaining or improving our delivery time.

Employees

The Company employed approximately 278 employees as of December 31, 2002. The Company considers its relations with its employees to be good.

Raw Materials and Components

        Our principal raw materials are paperboard, paper and ink. These commodities are all available from multiple sources. We purchase most of these raw materials from a limited number of strategic and preferred suppliers. Although the paper industry is cyclical and prices can fluctuate, we have not been significantly impacted in recent years by increases in paper prices.

International Quality Standards

        Our principal printing and packaging plant is ISO 9001 registered. ISO 9001 standards are an international consensus on effective management practices with the goal of ensuring that a company can consistently deliver its products and related services in a manner that meets or exceeds customer quality requirements. ISO 9001 standards set forth the requirements a company's quality systems must meet to achieve a high standard of quality. As an ISO 9001-registered manufacturer, we can represent to our customers that we maintain high quality industry standards in the education of our employees and the design and manufacture of our products.

Environmental and Other Governmental Regulation

        We are subject to various federal, state and local laws relating to the protection of the environment. We continually assess our obligations and compliance with respect to these requirements. We believe that we are in material compliance with all existing applicable environmental laws and permits and our current expenditures will enable us to remain in material compliance. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur expenditures in order to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations or financial condition and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2003.

        Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health. We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our operating results or financial condition.

Available information

        The Company files its financial information and other materials required by the SEC electronically with the SEC. These materials can be accessed electronically via the Internet at www.SEC.GOV. Such materials and other information about the Company are available through the Company's website at www.modpac.com.

Item 2.     PROPERTIES

        We maintain our corporate headquarters and conduct our operations at the following facilities:

Location	Type of Facility	Square Footage	Owned or Leased

Buffalo, NY	Corporate headquarters; printing and manufacturing	200,000	Owned
Blasdell, NY	Printing and imprinting	50,000	Owned

        We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future.

Item 3.    LEGAL PROCEEDINGS

        There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.    SUBMISSION OF MATTERS TO A
               VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

Item 5.    MARKET FOR THE COMPANY'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS

        On March 14, 2003, the Company was spun-off from Astronics Corporation in a tax-free distribution to the shareholders of Astronics Corporation and became listed on the NASDAQ national market under the symbol MPAC. Except for a special $7,000,000 dividend paid to its Astronics Corporation on December 31, 2002 in connection with its spin-off from Astronics., the Company has not paid any cash dividends in the three year period ended December 31, 2002. It has no plans to pay dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business. The Company's term loan agreement limits the Company's ability to pay dividends to 75% of earnings after December 31, 2002. There were approximately 834 registered shareholders for the Company's Common stock and 926 registered shareholders for the Class B stock, as of March 21, 2003.

Item 6.    SELECTED FINANCIAL DATA

        The data under the caption "Financial Highlights" on page 1 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2002 is incorporated herein by reference.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis of financial condition, changes in financial condition and results of operations appears on pages 8 through 10 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk disclosures appears on page 9 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements of MOD PAC CORP., which are incorporated by reference in this Annual Report on Form 10-K, are described in the accompanying Index to Financial Statements at Item 15 of this Report.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information regarding directors is contained under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed within 120 days of the end of our fiscal year and is incorporated herein by reference.

        The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company are as follows:
Name and Age Of Executive Officer	Positions and Offices with MOD-PAC	Year First Elected Officer
Kevin T. Keane Age 70	Chairman of the Board and Director of the Company	1972
Daniel G. Keane Age 37	President and Chief Executive Officer of the Company	1997
C. Anthony Rider Age 51	Vice President-Finance and Treasurer, and Chief Financial Officer of the Company	2000

The principal occupation and employment for Mr. Daniel Keane for the past five years has been with the Company. Mr Kevin T. Keane is also Chairman of the Board of Astronics Corporation, the former parent of MOD-PAC CORP.; In addition to being Chairman, Mr. Kevin Keane was, President and CEO of Astronics Corporation from 1974-2002. Mr. Kevin Keane is the father of Mr. Daniel Keane. Mr Rider was Vice President - Finance and Chief Financial Officer of Astronics Corporation from July 2002 until the Spin-Off of MOD-PAC from Astronics. Prior to July 2002 he was a partner in the accounting firm of Ernst & Young LLP.

Item 11.    EXECUTIVE COMPENSATION

        The information contained under the caption "Executive Compensation" and "Summary Compensation Table" in the Company's definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT

        The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

Equity Compensation Plan Information

MOD-PAC CORP. Employee Stock Option Plan

        Prior to our Spin-off from Astronics, we established an Employee Stock Option Plan. Our employee stock option plan is a stock-based incentive program primarily for our officers and managers. Under the plan, the compensation committee of our board of directors may grant options to officers and managers who are expected to contribute to our success. The aggregate number of shares of our Common Stock that may be issued under this plan cannot exceed 800,000 shares (subject to adjustment to reflect share distributions). In determining the size of stock option grants, our compensation committee will focus primarily on our performance and the role of our executives and managers in accomplishing performance objectives. Stock options granted under the plan will generally become exercisable in equal installments over a five-year period and are granted with an exercise price equal to the fair market value of our Common Stock as of the date of the grant.

MOD-PAC CORP. Directors Stock Option Plan

        Prior to our Spin-off from Astronics, we established the Director Stock Option Plan for non-salaried outside directors. The plan provides for grants of options to our outside directors to purchase up to an aggregate of 200,000 shares of our Common Stock (subject to adjustment to reflect share distributions). Outside directors are eligible to receive options under this plan at the discretion of a committee appointed by our board of directors who are not eligible to participate in the plan. Under our plan, the option price will be not less than the fair market value of the shares optioned on the date of the grant. There will not be a limit on the number of options that a participant may be granted under our plan. Options will be exercisable beginning six months after the grant and for so long as the holder remains our director, but not longer than ten years from the date of the grant.

        The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31,2002, including the Non-Qualified Plan and the Incentive Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	N/A	1,600,000
Equity compensation plans not approved by security holders	0	N/A	0
Total	0	N/A	1,600,000

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

        As of a date within 90 days of the filing date of this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) each of the chief executive officer and the chief financial officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                 AND REPORTS ON FORM 8-K

        (a)    The documents filed as a part of this report are as follows:

                1.    Consolidated Financial Statements

                2.    Financial Statement Schedules

                                See Index to Financial Statements and Financial Statement Schedules.

                                All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

        3.    Exhibits

Exhibit No.	Description
2.1

Separation and Distribution Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 2.1 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

3(a)	Restated Certificate of Incorporation; incorporated by reference to exhibit 3.1 of the Registrant's, Form 10/A Registration Statement Dated January 28, 2003.
(b)	By-Laws, as amended; incorporated by reference to exhibit 3.2 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.
4.1	Secured $16,000,000 Credit Agreement with HSBC Bank USA, dated February 20, 2003
10.1*	MOD-PAC CORP. Supplemental Retirement Plan; incorporated by reference to exhibit 10.9 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.
10.2*	MOD-PAC CORP. 2002 Stock Option Plan; incorporated by reference to exhibit 10.6 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.
10.3*	MOD-PAC CORP. 2002 Director Stock Option Plan; incorporated by reference to exhibit 10.8 the Registrant's Form 10/A Registration Statement Dated January 28, 2003.
10.4*	MOD-PAC CORP. Employee Stock Purchase Plan; incorporated by reference to exhibit 10.7 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.
10.5*

Tax Sharing Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.1 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.6*

Interim Services Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.2 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.7*

Employee Benefits Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.3 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.8*

Supply Agreement North America Dated September 30, 2002 by and between VistaPrint Limited and the Registrant; incorporated by reference to exhibit 10.5 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.9*

Supply Agreement World Outside of North America Dated September 30, 2002 by and between VistaPrint Limited and the Registrant; incorporated by reference to exhibit 10.7 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

13

2002 Annual Report to Shareholders; filed herewith.
(Except for those portions that are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

21	Subsidiaries of the Registrant; filed herewith.
23	Consent of Independent Auditors; filed herewith.
99.1	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906of the Sarbanes-Oxley Act of 2002; filed herewith

*identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.

 (b)    Reports on Form 8-K

                  None

MOD-PAC CORP.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated January 24, 2003, except for Note1 as to which the date is February 20, 2003 and Note 3 as to which the date is March 13, 2003, appearing on pages 11 to 23 of the accompanying 2002 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K.

Financial schedules for the years 2002, 2001, and 2000:

                                                                                                               Page

Valuation and Qualifying Accounts                                                         F-2

F-1

SCHEDULE II

MOD-PAC CORP.

Valuation and Qualifying Accounts

(in thousands)

Year	Description	Balance at the Beginning of Period	Charged to Costs and Expense	Write-offs/ Recoveries	Balance at End of Period
2002	Allowance for Doubtful Accounts	$26	$22	$(44)	$4
2001	Allowance for Doubtful Accounts	$77	$12	$(63)	$26
2000	Allowance for Doubtful Accounts	$97	$42	$(62)	$77

2002	Valuation allowance - Deferred Tax Assets	$712	-	-	$712
2001	Valuation allowance - Deferred Tax Assets	$429	283	-	$712
2000	Valuation allowance - Deferred Tax Assets	$522	-	(93)	$429

F-2

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

MOD-PAC CORP.

By /s/ Daniel G. Keane                                 By /s/ C. Anthony Rider
Daniel G. Keane, President                               C. Anthony Rider, Vice President-Finance
and Chief Executive Officer                               and Treasurer, Principal Financial and
                                                                          Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                Title                                                     Date

/s/ William G. Gisel Jr.                           Director                                             March 27, 2003
William G. Gisel Jr.

/s/ Daniel G. Keane                               Director                                             March 27, 2003
Daniel G. Keane

/s/ Kevin T. Keane                                 Director                                             March 27, 2003
Kevin T. Keane

/s/ Robert J. McKenna                           Director                                             March 27, 2003
Robert J. McKenna

s/ Howard Zemsky                                 Director                                             March 27, 2003
Howard Zemsky

CERTIFICATION

I, Daniel G. Keane, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of MOD-PAC CORP.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25 ,2003
/s/ Daniel G. Keane
Daniel G. Keane President and Chief Executive Officer

CERTIFICATION

I, C. Anthony Rider, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of MOD-PAC CORP.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ C. Anthony Rider
C. Anthony Rider Chief Financial Officer

MOD-PAC CORP.

INDEX TO EXHIBITS
Exhibit No.	Description
2.1

Separation and Distribution Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 2.1 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

3(a)	Restated Certificate of Incorporation; incorporated by reference to exhibit 3.1 of the Registrant's, Form 10/A Registration Statement Dated January 28, 2003.
(b)	By-Laws, as amended; incorporated by reference to exhibit 3.2 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.
4.1	Secured $16,000,000 Credit Agreement with HSBC Bank USA, dated February 20, 2003
10.1*	MOD-PAC CORP. Supplemental Retirement Plan; incorporated by reference to exhibit 10.9 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.
10.2*	MOD-PAC CORP. 2002 Stock Option Plan; incorporated by reference to exhibit 10.6 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.
10.3*	MOD-PAC CORP. 2002 Director Stock Option Plan; incorporated by reference to exhibit 10.8 the Registrant's Form 10/A Registration Statement Dated January 28, 2003.
10.4*	MOD-PAC CORP. Employee Stock Purchase Plan; incorporated by reference to exhibit 10.7 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.
10.5*

Tax Sharing Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.1 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.6*

Interim Services Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.2 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.7*

Employee Benefits Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.3 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.8*

Supply Agreement North America Dated September 30, 2002 by and between VistaPrint Limited and the Registrant; incorporated by reference to exhibit 10.5 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.9*

Supply Agreement World Outside of North America Dated September 30, 2002 by and between VistaPrint Limited and the Registrant; incorporated by reference to exhibit 10.7 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

13

2002 Annual Report to Shareholders; filed herewith.
(Except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

21	Subsidiaries of the Registrant; filed herewith.
23	Consent of Independent Auditors; filed herewith.
99.1	Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906of the Sarbanes-Oxley Act of 2002; filed herewith

*identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.