Form 10-Q
period 2003-05-13
MOD PAC CORP
filed 2003-05-13
CIK 1191857

SECURITIES AND EXCHANGE COMMISSION

Washington, DC

FORM 10-Q

    (Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 29, 2003

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                          to

Commission file number 0-50063

MOD-PAC CORP.
(Exact Name of Registrant as Specified in Its Charter)

New York	16-0957153
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1801 Elmwood Avenue, Buffalo, New York	14207
(Address of Principal Executive Office)	(Zip Code)

716-873-0640
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

$.01 par value Common Stock, $.01 par value Class B Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes     No  X

As of March 29, 2003, 3,875,657 shares of common stock were outstanding consisting of 2,868,316 shares of common stock ($.01 par value) and 1,007,341 shares of Class B common stock ($.01 par value).

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MOD-PAC CORP.
Consolidated Balance Sheet
March 29, 2003
With Comparative Figures for December 31, 2002

	(Dollars in Thousands)
	March 29, 2003	December 31,
	(Unaudited)	2002
Current Assets: Cash	$590	$1
Accounts receivable:
VistaPrint Ltd.	2,199	2,307
All other customers	2,582	927
Inventories	3,119	2,803
Prepaid expenses	325	87
Total current assets	8,815	6,682
Property, Plant and Equipment, at cost	47,615	43,719
Less accumulated depreciation and amortization	21,929	21,048
Net property, plant and equipment	25,686	22,671
Other Assets	1,023	689
	$35,524	$30,042
Current Liabilities: Current maturities of long-term debt	$932	$630
Accounts payable	2,731	1,330
Accrued expenses	362	806
Total current liabilities	4,025	2,766
Long-term debt	7,768	4,412
Other Liabilities	2,630	2,475
Common Shareholders' Equity: Common stock, $.01 par value Authorized 20,000,000 shares, issued 2,868,316 in 2003; 2,836,290 in 2002	29	30
Class B common stock, $.01 par value Authorized 5,000,000 shares, issued 1,007,341 in 2003; 1,206,296 in 2002	10	10
Additional paid-in capital	186	-
Accumulated other comprehensive income	(64)	(64)
Retained earnings	20,940	20,413
Total shareholders’equity	21,101	20,389
Total liabilities and shareholders’ equity	$35,524	$30,042

See notes to financial statements.

MOD-PAC CORP.

Consolidated Statement of Income and Retained Earnings
Period Ended March 29, 2003
With Comparative Figures for 2002

(Dollars in Thousands)
(Unaudited)
	2003	2002
Sales	$9,430	$8,531
Less: Freight charges	262	968

Net Sales	9,168	7,563
Costs and Expenses: Cost of products sold	6,836	5,629
Selling, general and administrative expenses	1,490	1,182
Interest expenses, net	9	3
Total costs and expenses	8,335	6,814
Income before taxes	833	749
Provision for income taxes	306	272
Net Income	527	477
Retained Earnings: January 1	20,413	25,413
March 29	$20,941	$25,890
Earnings per share:
Basic	$.13	$.12
Diluted	$.13	$.12

See notes to financial statements.

MOD-PAC CORP.

Consolidated Statement of Cash Flows
Three Months Ended March 29, 2003
With Comparative Figures for 2002
	(Dollars in Thousands)
	(Unaudited)
	2003	2002
Cash Flows from Operating Activities:
Net income	$527	$477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	895	748
Other	100	156
Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(1,055)	(69)
Inventories	(251)	(5)
Prepaid expenses	(238)	(117)
Accounts payable	1,399	218
Accrued expenses	(467)	(445)
Income taxes	24	4
Net Cash provided (used) by Operating Activities	934	967
Cash Flows from Investing Activities:
Change in other assets	(11)	(150)
Capital expenditures	(3,896)	(545)
Net Cash provided (used) by Investing Activities	(3,907)	(695)
Cash Flows from Financing Activities:
New long-term debt	8,700	-
Principal payments on long-term debt and capital lease obligations	(290)	(40)
Due to Astronics	(4,848)	(232)

Net Cash provided (used) by Financing Activities	3,562	(272)

Net increase (decrease) in Cash and Cash Equivalents	589	0
Cash and Cash Equivalents at Beginning of Year	1	1
Cash and Cash Equivalents at March 29	$590	$1
Cash payments for: Interest	$1	$3
Income taxes	$286	$272

See notes to financial statements.

MOD-PAC CORP.

Notes to Financial Statements

March 29, 2003

1)

The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three-month period ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s 2002 annual report to shareholders.

On March 14, 2003, MOD-PAC CORP. was spun-off from Astronics Corporation (Astronics) initially by means of a tax-free distribution ("The Distribution") of all of the outstanding shares of MOD-PAC CORP.'s common stock and Class B stock. The Astronics Board of Directors set a one-for-two distribution ratio, in which (i) each Astronics common stock owner received one share of MOD-PAC CORP. common stock for every two shares of Astronics common stock owned on the record date for the Distribution and (ii) each Astronics Class B stock owner received one share of MOD-PAC CORP. Class B for every two shares of Astronics Class B stock owned on the record date for the Distribution. As a result of the Distribution, MOD-PAC CORP. became a separately traded, publicly held company.

At March 14, 2003 the Company paid Astronics all amounts due at the time of the spin-off with a portion of the proceeds of a $10 million term loan facility with HSBC Bank USA. At March 29, 2003 the Company has $8.7 million outstanding under the term loan facility, which is repayable quarterly over seven years beginning in September of 2003. Interest is paid monthly at floating rates 100 basis points over LIBOR.

Prior to the Distribution, the Company was recapitalized. Astronics exchanged its existing shares of MOD-PAC CORP. Common stock for approximately 2,934,489 shares of MOD-PAC CORP. Common stock and approximately 1,010,912 shares of MOD-PAC CORP. Class B stock. The accompanying financial statements give retroactive effect to this recapitalization.

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. The measurement prescribed by APB Opinion No. 25 does not recognize compensation expense if the exercise price of the stock option equals the market price of the underlying stock on the date of grant. Accordingly, no compensation expense related to stock options has been recorded in the financial statements.

For purposes of pro forma disclosures, the estimated fair value of the MOD-PAC stock options at the date of grant is amortized to expense over the options' vesting period. The Company’s pro forma information for the 2003 and 2002 first quarters are presented in the table below:

	2003	2002
(in thousands)
Net income as reported	$527	$477
Adjustments to record compensation expense for stock option awards under the fair value method of accounting.	(32)	(22)
Pro forma net income	$495	$455
Pro forma basic earnings per share	$0.13	$0.11
Pro forma diluted earnings per share	$0.12	$0.11

2)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(in thousands)
	March 29, 2003 (Unaudited)	December 31, 2002
Finished Goods	$1,809	$1,655
Work in Progress	147	237
Raw Material	1,163	976
	$3,119	$2,868

3)

The Company performed printing and order fulfillment services for VistaPrint Limited, resulting in net sales of $2,913,000 and $1,214,000, respectively during the first quarter of 2003 and 2002. VistaPrint owed MOD-PAC CORP. $2,199,000 and $2,307,000 at March 31, 2003 and 2002, respectively, related to such services. Robert S. Keane, the son of Kevin T. Keane, is a shareholder in and chief executive officer of VistaPrint Limited. In addition, Kevin T. Keane is a shareholder in VistaPrint Limited, holding less than 5% of its capital stock.

The Company has a supply agreement with VistaPrint Limited pursuant to which the Company is VistaPrint Limited's exclusive North American supplier of printed products. Printed products delivered to VistaPrint Limited's customers pursuant to this agreement are billed to VistaPrint Limited at the Company’s fully burdened cost divided by 0.75. VistaPrint Limited is obligated to pay the Company for such shipments within 40 days of invoice. This agreement expires April 2, 2011.

The Company has an additional supply agreement with VistaPrint Limited for outside of North America, whereby VistaPrint Limited is obligated to give the Company a commercially reasonable opportunity to bid for the manufacturing rights of VistaPrint Limited's printed products outside of North America. Pursuant to this agreement, the price for products shall be negotiated, but in no event shall they exceed the Company’s fully burdened cost divided by 0.75. This agreement also expires April 2, 2011.

MOD-PAC CORPORATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data as a percent of net sales.

	Percent of Net Sales
	Three Months Ended March 29,
	2003	2002
Net Sales	100.0%	100.0%
Cost of products sold	74.6	74.4
Selling, general and administrative expenses	16.2	15.6
Interest expenses, net	.1	.1

	90.9%	90.1%
Income before provision for income taxes	9.1%	9.9%
Provision for taxes	3.3	3.6

Net Income	5.8%	6.3%

NET SALES

For the first quarter of 2003 net sales were $9.2 million compared with $7.6 million in 2002, an increase of 21.2%. This increase was due to strong gains in short run commercial printing offset by a slight decline in the custom folding carton product line. The short run commercial printing product line sales for the 2003 first quarter were $2.9 million compared to $1.2 million in 2002, an increase of $1.7 million. The custom folding carton product line posted $3.1million in net sales for the first quarter of 2003 compared to $3.2 million for 2002.

EXPENSES AND MARGINS

Cost of products sold as a percentage of net sales for the three months ended March 29, 2003 was 74.6% compared 74.4% to the three months ended March 30, 2002, an increase of 0.2%; although we had greater sales volume our costs increased proportionately as we increased capacity to meet current and future demand.

General administrative costs increased $0.3 million for the 2003 first quarter to $1.0 million from $0.7 million in 2002 due to higher administrative employee costs and professional services due to our expansion and growth as well as our transition to a separate public company. This accounted for the 0.6% increase in selling, general and administrative costs for the three months ended March 29, 2003 to 16.2% compared to 15.6% for the three months ended March 30, 2002.

As a result of the increase of 0.2% in cost of products sold and the increase of 0.6% in selling, general and administrative cost, earnings before interest and taxes (EBIT) as a percentage of net sales was down 0.8% to 9.1% in 2003 from 9.9% in 2002.

TAXES	Our effective income tax rate was 36.7% in 2003 compared to 36.3% for 2002.

NET INCOME AND EARNINGS PER SHARE

Net income for the first quarter of 2003 was $527,000, 10.5% higher that the 2002 first quarter net income of $477,000. Earnings per diluted share increased a penny to $0.13 for the 2003 first quarter compared with $0.12 last year. This improvement was a function of increased net sales; partially offset by higher administrative costs and a somewhat higher effective income tax rate.

Per share amounts reported here reflect Astronics shares outstanding and common stock equivalents for the periods prior to the distribution factored by the distribution ratio.

LIQUIDITY

Cash provided by operating activities was $934,000 during the three months ended March 29, 2003. Net income plus depreciation, amortization and other non-cash expenses was $1,522,000, which was offset by an increase in working capital components of $588,000. Cash provided by operating activities was $937,000 during the three months ended March 30, 2002. Net income plus depreciation, amortization and other non-cash expenses was $1,381,000, which was offset by an increase in working capital components of $414,000.

The Company’s capital expenditures of $3,896,000 for the 2003 quarter were up by $3,351,000 from 2002 level. In the first quarter of 2003 we continued the $12 million expansion program started in September of 2002. This program increases our printing capacity by over 50% and will enable us to produce our own electric power in order to have a sufficient, stable and scaleable power source for our current and future needs.

We closed on our senior debt financing during the quarter. To fund our expansion we have a $10 million term-loan facility available to us. At the end of the first quarter we had $8.7 million outstanding on this facility. We expect to draw down the balance as needed during the second quarter. Interest on the loan is at 1% over LIBOR and the principal must be repaid quarterly over seven years. In case we need it, we have a $6 million dollar line of credit facility available to us. There have been no borrowings on the credit line to date.

COMMITMENTS

The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would have a material adverse affect on its financial condition.

MARKET RISK

Risks due to fluctuation in interest rates is a function of the Company’s floating rate debt obligations that total $8,700,000 at March 29, 2003. As a result, a change of 1% in interest rates would impact annual net income by approximately $55,000.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting policies requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In developing such estimates, management evaluates the facts known to it at the time and applies such facts within the framework of certain critical accounting policies that govern valuation allowances of the Company’s assets. These policies include determining the need for a valuation allowance with respect to doubtful accounts receivable, lower of cost or market reserves related to the Company’s inventories, depreciation allowances and impairment reserves with respect to the Company’s long-lived assets and valuation allowances with respect to the reliability of deferred tax assets. Often, management must make certain assumptions about the future when applying these policies. Management uses past experience in developing such assumptions about the future. Actual experience will be different than the assumptions made and the differences could result in material adjustments to management's estimates.

Specifically and with respect to deferred tax assets, MOD-PAC had gross deferred tax assets at March 31, 2003 of $1.5 million, which relate primarily to New York State Investment Tax Credits. These credits are subject to certain statutory provisions, such as the length of available carry forward period and minimum tax, which reduces the probability of realization of the full value of such credits. Management established a valuation allowance of $0.7 million for these credits based on actual historical realization rates and the statutory carry forward period. The valuation allowance is reviewed at least annually.

NEW ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting standards that will have a material impact on our financial position or results of operations.

In 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, Costs Associated with Disposal Activities. This new accounting standard is effective for our 2003 fiscal year and no material impact on our financial position or results of operations is expected because we do not expect to engage in any asset disposals nor exit any activities in the foreseeable future.

FORWARD LOOKING STATEMENTS	This Quarterly Report contains "forward-looking statements". Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results express or implied by such statements, including general economic and business conditions, conditions affecting the markets served by us and, conditions affecting our customers and suppliers, competitor responses to our products and services particularly with respect to pricing, the overall market acceptance of such products and services and successful completion of our capital expansion program. We use words like will, "may," "should," "plan," "believe," "expect," "anticipate," "intend," "future" and other similar expressions to identify forwarding looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of their respective dates. These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties. Our actual operating results could differ materially from those predicted in these forward-looking statements, and any other events anticipated in the forward looking statements may not actually occur.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4.    Controls and Procedures

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date this evaluation.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

              None.

Item 2.    Changes in Securities and Use of Proceeds.

              None.

Item 3.    Defaults Upon Senior Securities.

              None.

Item 4.    Submission of Matters to a Vote of Securities Holders.

              None

Item 5.    Other Information.

              None.

Item 6     Exhibits and Reports on Form 8-K.

               (a) Exhibits

               Exhibit 11.    Computation of Per Share Earnings.

               Exhibit 99.    Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (b) Reports on Form 8-K

               The Company filed an 8-K on Tuesday April 29, 2003 regarding its press release of its first quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 9, 2003

MOD-PAC CORP.;
/s/ C. Anthony Rider
(Signature)

C. Anthony Rider Vice President-Finance and Treasurer (Principal Financial Officer)

CERTIFICATION

I, Daniel G. Keane, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MOD-PAC CORP.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ Daniel G. Keane
Daniel G. Keane Chief Executive Officer

CERTIFICATION

I, C. Anthony Rider, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MOD-PAC CORP.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ C. Anthony Rider
C. Anthony Rider
Chief Financial Officer