Form 10-Q
period 2003-06-28
MOD PAC CORP
filed 2003-08-12
CIK 1191857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2003
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number  0-50063

MOD-PAC CORP.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0957153 (IRS Employer Identification Number)

1801 Elmwood Avenue, Buffalo, New York (Address of principal executive offices)	14207 (Zip code)

(716) 873-0640
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(g) of the Act:
$.01 par value Common Stock, $.01 par value Class B Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

As of June 28, 2003, 3,685,933 shares of common stock were outstanding consisting of 2,682,164 shares of common stock ($.01 par value) and 1,003,769 shares of Class B common stock ($.01 par value).

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

MOD-PAC CORP.
Consolidated Balance Sheet
June 28, 2003
With Comparative Figures for December 31, 2002

	Dollars in Thousands
	June 28, 2003	December 31,
	(Unaudited)	2002

Current Assets:
Cash	$381	$1
Accounts Receivable:
VistaPrint Ltd.	1,763	927
All other customers	3,309	2,799
Inventories	3,448	2,868
Prepaid expenses	482	87

Total current assets	9,383	6,682

Property, Plant and Equipment, at cost	50,188	43,719
Less accumulated depreciation and amortization	22,903	21,048

Net property, plant and equipment	27,285	22,671
Other Assets	1,072	689

	$37,740	$30,042

Current Liabilities:
Notes payable	$1,450	$-
Current maturities of long-term debt	932	630
Accounts payable	2,291	1,330
Accrued expenses	795	806

Total current liabilities	5,468	2,766

Long-term debt	9,068	4,412
Other liabilities	2,746	2,475

Common Shareholders' Equity:
Common stock, $.01 par value
Authorized 20,000,000 shares, issued
2,881,246 in 2003, 2,921,981 in 2002	29	30
Class B common stock, $.01 par value
Authorized 5,000,000 shares, issued
1,003,769 in 2003, 1,013,043 in 2002	10	10
Additional paid-in capital	200	-
Accumulated other comprehensive income (loss)	(64)	(64)
Retained earnings	21,285	20,413

	21,460	20,389
Less treasury shares, at cost 199,082 in 2003
and 0 in 2002	1,002	-

Total shareholders' equity	20,458	20,389

	$37,740	$30,042

See Notes to Financial Statements

MOD-PAC CORP.

Consolidated Statement of Income and Retained Earnings
Period Ended June 28, 2003
With Comparative Figures for 2002

	(Dollars in Thousands)
	(Unaudited)
	SIX MONTHS		THREE MONTHS

	2003	2002	2003	2002

Sales	$19,103	$16,597	$9,674	$8,065
Less: Freight Charges	521	1,813	260	844

Net Sales	18,582	14,784	9,414	7,221

Costs and Expenses:
Cost of products sold	14,080	11,147	7,245	5,518
Selling, general and administrative expenses	3,062	2,403	1,572	1,221
Interest expenses, net of interest income of $0 in 2003 and $0 in 2002	68	7	58	4

Total costs and expenses	17,210	13,557	8,875	6,743

Income before taxes	1,372	1,227	539	478

Provision for income taxes	500	447	194	175

Net income	872	780	$345	$303

Retained Earnings:

January 1	20,413	26,657

June 28	$21,285	$27,437

Earnings per share:

Basic	$.23	$.19	$.09	$.08

Diluted	$.22	$.19	$.09	$.07

See Notes to Financial Statements

MOD-PAC CORP.

Consolidated Statement of Cash Flows
Six Months Ended June 28, 2003
With Comparative Figures for 2002

	(Dollars in Thousands)
	(Unaudited)
	2003	2002

Cash Flows from Operating Activities:
Net income	$872	$780
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,900	1,508
Other	62	243
Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(1,346)	132
Inventories	(580)	(448)
Prepaid expenses	(395)	(312)
Accounts payable	960	382
Accrued expenses	(10)	(256)

Net cash provided by Operating Activities	1,463	2,029

Cash Flows from Investing Activities:
Change in other assets	(34)	(120)
Capital expenditures	(6,470)	(918)

Net Cash used by Investing Activities	(6,504)	(1,038)

Cash Flows from Financing Activities
New debt	11,450	--
Principal payments on long-term debt and capital lease
Obligations	(290)	(80)
Astronics through spin-off	(4,751)	(911)
Proceeds from issuance of stock	14	--
Purchase of treasury stock	(1,002)	--

Net Cash provided (used) by Financing Activities	5,421	(991)

Net increase in Cash and Cash Equivalents	380	0

Cash and Cash Equivalents at Beginning of Year	1	1

Cash and Cash Equivalents at June 28	$381	$1

Cash payments for:
Interest	$46	$7
Income taxes	162	45

See Notes to Financial Statements

MOD-PAC CORP.

Notes to Financial Statements

June 28, 2003

1)

The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six-month period ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2002 annual report.

On March 14, 2003, MOD-PAC CORP. was spun off from Astronics Corporation (Astronics) by means of a tax-free distribution ("The Distribution") of all of the outstanding shares of MOD-PAC CORP.'s common stock and Class B Stock. The Astronics Board of Directors set a one-for-two distribution ratio, in which (i) each Astronics common stock holder received one share of MOD-PAC CORP. common stock for every two shares of Astronics common stock owned on the record date for the Distribution and (ii) each Astronics Class B stock owner received one share of MOD-PAC CORP. Class B for every two shares of Astronics Class B stock owned on the record date for the Distribution. As a result of the Distribution , MOD-PAC CORP. became a separately traded, publicly held company.

At March 14, 2003 the Company paid Astronics all amounts due at the time of the spin-off with a portion of the proceeds of a $10 million term loan facility with HSBC Bank USA. At June 28, 2003 the Company has $10 million outstanding under the term loan facility, which is repayable over seven years beginning in August 2003. Interest is paid monthly at floating rates 125 basis points over LIBOR.

Prior to the Distribution, the Company was recapitalized. Astronics exchanged its existing shares of MOD-PAC CORP. common stock for approximately 2,934,489 share of MOD-PAC CORP. Common stock and approximately 1,010,912 shares of MOD-PAC CORP. Class B stock. The accompanying financial statements give retroactive effect to this recapitalization.

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

For purpose of pro forma disclosures, the estimated fair value of the MOD-PAC stock options at the date of grant is amortized to expense over the option's vesting period. The Company's pro forma information for the 2003 and 2002 are presented in the table below.

	SIX MONTHS		THREE MONTHS

	2003	2002	2003	2002

Net income as reported	$872	$780	$345	$303

Adjustments to record
compensation for stock option
awards under the fair value
method of accounting	(62)	(43)	(32)	(22)

Pro forma net income	$810	$737	$313	$281

Pro forma basic earnings per share	$0.22	$0.18	$0.08	$0.07

Pro forma diluted earnings per share	$0.21	$0.18	$0.08	$0.06

2)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:
	(in thousands)
		June 28, 2003 (Unaudited)	December 31, 2002

	Finished Goods	$2,152	$1,655
	Work in Progress	187	237
	Raw Material	1,109	976

		$3,448	$2,868

3)

The Company performed printing and order fulfillment services for VistaPrint Limited, resulting in net sales of $6,314,000 and $2,664,000, respectively for the first six months of 2003 and 2002. Vistaprint owed MOD-PAC CORP. $1,763,000 and $928,000 at June 28, 2003 and December 31, 2002 respectively, related to such services. Roberts S. Keane, the son of Kevin T. Keane, is a shareholder in and chief executive officer of VistaPrint Limited. In addition, Kevin T. Keane is a shareholder in VistaPrint Limited, holding less than 5% of its capital stock.

The Company has a supply agreement with VistaPrint Limited pursuant to which the Company is VistaPrint Limited's exclusive North American supplier of printed products. Printed products delivered to VistaPrint Limited's customers pursuant to this agreement are billed to VistaPrint Limited at the Company's fully burdened cost divided by 0.75. VistaPrint Limited is obligated to pay the Company for such shipments within 40 days of invoice. This agreement expires April 2, 2011.

The Company has an additional supply agreement with VistaPrint Limited for outside of North America, whereby VistaPrint Limited is obligated to give the Company a commercially reasonable opportunity to bid for the manufacturing rights of VistaPrint Limited's printed products outside North America. Pursuant to this agreement, the price for products shall be negotiated, but in no event shall they exceed the Company's fully burdened cost divided by 0.75. This agreement also expires April 2, 2011

MOD-PAC CORP.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth income statement data as a percent of net sales:

	Percent of Net Sales		Percent of Net Sales
	Six Months Ended June 28		Three Months Ended June 28

	2003	2002	2003	2002

Net Sales:	100.0%	100.0%	100.0%	100.0%

Cost of products sold	75.7	75.4	77.0	76.4
Selling, general and
administrative expenses	16.5	16.3	16.7	16.9
Interest expenses, net	.4	.0	.6	.1

	92.6%	89.9%	94.3	93.4%

Income before provision
for income taxes	7.4%	8.3%	5.7%	6.6%

Provision for taxes	2.7	3.0	2.0	2.4

Net Income	4.7%	5.3%	3.7%	4.2%

NET SALES

For the second quarter of 2003 net sales were $9.4 million compared with $7.2 million in 2002, an increase of 30.4%. This increase of $2.2 million was due to the $2.0 million increase in short run commercial printing net sales and a $0.2 million increase in net sales for the custom folding carton product line..

Net sales for the first half of 2003 were $18.6 million compared to $14.8 million, an increase of $3.8 million or 25.7%. This was due to the $3.7 million increase in short run commercial printing net sales and a $0.1 million increase in net sales for the custom folding carton product line..

EXPENSES AND MARGINS

Cost of products sold as a percentage of net sales for the three months ended June 28, 2003 was 77.0% compared to 76.4% for the second quarter of 2002, an increase of 0.6%, because of costs associated with increased capacity to meet current and future demand.

Similarly, cost of products sold as a percentage of net sales for the six months ended June 28, 2003 was 75.7% compared to 75.4% for the first half of 2002, an increase of 0.3%, because of capacity increases.

Selling, general and administrative costs, as a percentage of net sales, is slightly improved to 16.7%, for the three months ended June 28, 2003 compared to 16.9% for the three months ended June 29, 2002 a decrease of 0.2%. However, when applied to higher net sales this equates to an increase of $351,000 to $1,572,000 in the second quarter of 2003 compared to $1,221,000 in the second quarter 2002. This increase is reflective of higher administrative employee costs due to our expansion, and costs associated with the transition to, and being, a separate public company. This increase and the reasons for the increase are consistent with what we experienced during the first quarter of 2003. As a result, selling, general and administrative costs for the first half of 2003 was up $659,000 to $3,062,000 from $2,403,000 in the first half of 2002.

As a result of the 0.5% increase, as a percentage of net sales, in cost of products sold offset by the 0.2% decrease, as a percentage of net sales, in selling, general and administrative costs, earnings before interest and taxes (EBIT), as a percentage of net sales, was down 0.3% to 6.3% in the second quarter 2003 from 6.7% in the second quarter 2002. For the year to date comparisons, EBIT was down 0.5% of net sales to 7.8% compared to 8.3% because cost of products sold increased 0.3% as a percentage of net sales and selling, general and administrative costs increased 0.2% of net sales.

Interest expense increased to $58,000 for the quarter and $68,000 for the year-to-date in 2003 compared to $4,000 for the quarter and $7,000 for the year-to-date in 2002. This is mainly a result of the borrowings to finance our expansion. Most of which occurred since March 17, 2003, the date of the spin-off.

TAXES	Income tax rates were slightly lower for the quarter 2003 compared to 2002, 36.0% compared to 36.6% in 2002, due to state taxes. For the year to date the tax rates were 36.4% in both 2003 and 2002.

NET INCOME AND EARNINGS PER SHARE

Net income for the second quarter of 2003 was $345,000, up $42,000 or 13.9%, from the 2002 second quarter; diluted earnings per share were $.09 compared to $.07. For the first half of 2003, our bottom line performance was $872,000 compared to last year's first half performance of $780,000, an increase of $92,000 or 11.8%.

Average shares outstanding for purposes of the diluted earnings per share calculation were 6.5% lower in 2003 compared to 2002, which impacted the calculation by $0.01 per share.

LIQUIDITY

Cash provided by operating activities was $1,463,000 during the first half of 2003. Net income plus depreciation, amortization and other non-cash expenses was $2,834,000, which was offset by an increase in working capital components of $1,371,000. Cash provided by operating activities was $2,029,000 during the first half of 2002. Net income plus depreciation, amortization and other non-cash expenses was $2,531,000, which was offset by an increase in working capital components of $502,000.

The Company's capital expenditures of $6,470,000 for the first half of 2003 were up by $5,552,000 from 2002 level. In the first half of 2003 we continued and nearly completed the expansion program started in September of 2002. This program increases our printing capacity by over 50% and will enable us to produce our own electric power in order to have a sufficient, stable and scaleable power source for our current and future needs.

To fund our expansion we borrowed $10 million under a term-loan facility. Interest on the loan is at 1.25% over LIBOR and the principal must be repaid quarterly over seven years. We have a $6 million dollar line of credit facility available to us. At June 28, 2003 we borrowed $1,450,000 on this line of credit. Interest on the line of credit is also at 1.25% over LIBOR.

COMMITMENTS

The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, nor of any long-term commitments that would have a material adverse affect on its financial condition.

MARKET RISK

Risks due to fluctuation in interest rates is a function of the Company's floating rate debt obligations that total $11,450,000 at June 28, 2003. As a result, a change of 1% in interest rates would impact annual net income by approximately $73,000.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting policies requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In developing such estimates, management evaluates the facts known to it at the time and applies such facts within the framework of certain critical accounting policies that govern valuation allowances of the Company's assets. These policies include determining the need for a valuation allowance with respect to doubtful accounts receivable, lower of cost or market reserves related to the Company's inventories, depreciation allowances and impairment reserves with respect to the Company's long-lived assets and valuation allowances with respect to the realizability of deferred tax assets. Often, management must make certain assumptions about the future when applying these policies. Management uses past experience in developing such assumptions about the future. Actual experience will be different than the assumptions made and differences could result in material adjustments to management's estimates.

Specifically and with respect to deferred tax assets, MOD-PAC had a gross deferred tax asset at June 28, 2003 of $1.5 million, which relates primarily to New York State Investment Tax Credits. These credits are subject to certain statutory provisions, such as the length of available carry forward period and minimum tax, which reduces the probability of realization of the full value of such credits. Management established a valuation allowance of $0.7 million for these credits based on actual historical realization rates and the statutory carry forward period. The valuation allowance is reviewed at least annually.

NEW ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting standards that will have a material impact on our financial position or results of operations.

In 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, Costs Associated with Disposal Activities. This new accounting standard is effective for our 2003 fiscal year and no material impact on our financial position or results of operations is expected because we do not expect to engage in any asset disposal nor exit any activities in the foreseeable future.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains "forward-looking statements". Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions affecting our customers and suppliers, competitors responses to our products and services particularly with respect to pricing, the overall market acceptance of such products and services and successful completion of our capital expansion program. We use words like "will," "may," "should," "plan," "believe," "expect," "anticipate." "intend," "future" and other similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of their respective dates. These forward-looking statements are based on our current expectations and are subject to number of risks and uncertainties. Our actual operating results could differ materially from those predicted in these forward-looking statements, and any other events anticipated in the forward-looking statements may not actually occur.

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

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 11. Computation of Per Share Earnings

Exhibit 99. Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed an 8-K on Monday July 28,2003 regarding its press release of its second quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOD-PAC CORP.

(Registrant)

Date: August 12, 2003	By: /s/ C. Anthony Rider

C. Anthony Rider Vice President-Finance and Treasurer (Principal Financial Officer)

CERTIFICATION

I, Daniel G. Keane, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MOD-PAC CORP.;

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

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003	By: /s/ Daniel G. Keane

Daniel G. Keane Chief Executive Officer

CERTIFICATION

I, C. Anthony Rider, Chief Financial Officer, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of MOD-PAC CORP.;

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

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003	By: /s/ C. Anthony Rider

C. Anthony Rider Chief Financial Officer