Form 10-Q
period 2003-09-27
MOD PAC CORP
filed 2003-11-04
CIK 1191857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2003
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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

As of September 27, 2003, 3,690,612 shares of common stock were outstanding consisting of 2,709,731 shares of common stock ($.01 par value) and 980,881 shares of Class B common stock ($.01 par value).

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

MOD-PAC CORP.
Consolidated Balance Sheet
September 27, 2003
With Comparative Figures for December 31, 2002

	Dollars in Thousands
	September 27, 2003	December 31, 2002
	(Unaudited)

Current Assets:
Cash	$78	$1
Accounts Receivable:
Vista Print Ltd.	3,014	927
All other customers	3,215	2,799
Inventories	3,686	2,868
Prepaid expenses	451	87

Total current assets	10,444	6,682

Property, Plant and Equipment, at cost	51,178	43,719
Less accumulated depreciation and amortization	23,951	21,048

Net property, plant and equipment	27,227	22,671
Other Assets	1,103	689

	$38,774	$30,042

Current Liabilities:
Demand notes payable	$1,650	$-
Current maturities of long-term debt	1,429	630
Accounts payable	2,444	1,330
Accrued expenses	1,107	806

Total current liabilities	6,630	2,766

Long-term debt	8,214	4,412
Other liabilities	2,947	2,475

Common Shareholders' Equity:
Common stock, $.01 par value
Authorized 20,000,000 shares, issued
2,908,813 in 2003, 2,921,981 in 2002	29	30
Class B common stock, $.01 par value
Authorized 5,000,000 shares, issued
980,881 in 2003, 1,013,043 in 2002	10	10
Additional paid-in capital	211	-
Accumulated other comprehensive income (loss)	(60)	(64)
Retained earnings	21,795	20,413

	21,985	20,389
Less treasury shares, at cost 199,082 in 2003
and 0 in 2002	1,002	-

Total shareholders' equity	20,983	20,389

	$38,774	$30,042

See notes to financial statements.

MOD-PAC CORP.

Consolidated Statement of Income and Retained Earnings
Period Ended September 27, 2003
With Comparative Figures for 2002

	(Dollars in Thousands)
	(Unaudited)
	NINE MONTHS		THREE MONTHS

	2003	2002	2003	2002

Sales	$29,571	$25,266	$10,468	$8,597
Less: Freight Charges	795	2,782	274	897

Net Sales	28,776	22,484	10,194	7,700

Costs and Expenses:
Cost of products sold	21,861	16,909	7,781	5,762
Selling, general and administrative expenses	4,588	3,567	1,526	1,164
Interest expenses	151	9	83	2

Total costs and expenses	26,600	20,485	9,390	6,928

Income before taxes	2,176	1,999	804	772

Provision for income taxes	794	759	294	312

Net income	1,382	1,240	$510	$460

Retained Earnings:

January 1	20,413	26,657

September 27	$21,795	$27,897

Earnings per share:

Basic	$.36	$.32	$.14	$.12

Diluted	$.36	$.30	$.14	$.12

See notes to financial statements

MOD-PAC CORP.

Consolidated Statement of Cash Flows
Nine Months Ended September 27, 2003
With Comparative Figures for 2002

	(Dollars in Thousands)
	(Unaudited)
	2003	2002

Cash Flows from Operating Activities:
Net income	$1,382	$1,240
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,959	2,265
Other	228	296
Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(2,503)	1,567
Inventories	(819)	(432)
Prepaid expenses	(363)	81
Accounts payable	1,113	593
Accrued expenses	303	(86)

Net cash provided by Operating Activities	2,300	5,524

Cash Flows from Investing Activities:
Change in other assets	(39)	(127)
Capital expenditures	(7,460)	(2,436)

Net Cash used by Investing Activities	(7,499)	(2,536)

Cash Flows from Financing Activities
New long-term debt	10,000	--
Principal payments on long-term debt and capital lease	(647)	(119)
Change in demand notes payable	1,650	--
Astronics through spin-off	(4,751)	(2,842)
Proceeds from issuance of stock	26	--
Purchase of treasury stock	(1,002)	--

Net Cash provided (used) by Financing Activities	5,276	(2,961)

Net increase in Cash and Cash Equivalents	77	0

Cash and Cash Equivalents at Beginning of Year	1	1

Cash and Cash Equivalents at September 27	$78	$1

Cash payments for:
Interest	$174	$10
Income taxes	$325	$72

See notes to financial statements.

MOD-PAC CORP.

Notes to Financial Statements

September 27, 2003

1)

The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine-month period ended September 27, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

At March 14, 2003 the Company paid Astronics all amounts due at the time of the spin-off with a portion of the proceeds of a $10 million term loan facility with HSBC Bank USA. At September 27, 2003 the Company has $9.6 million outstanding under the term loan facility, which is repayable in quarterly installments through 2010. Interest is paid monthly at floating rates 125 basis points over LIBOR.

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

	NINE MONTHS		THREE MONTHS

	2003	2002	2003	2002
(in thousands)

Net income as reported	$1,382	$1,240	$510	$460

Adjustments to record compensation expense for stock option awards under the fair value method of accounting	(83)	(65)	(21)	(22)

Pro forma net income	$1,299	$1,175	$489	$438

Pro forma basic earnings per share	$0.34	$0.29	$0.13	$0.11
Pro forma diluted earnings per share	$0.34	$0.28	$0.13	$0.11

2)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:
	(in thousands)
		September 27, 2003 (Unaudited)	December 31, 2002

	Finished Goods	$2,494	$1,655
	Work in Progress	173	237
	Raw Material	1,019	976

		$3,686	$2,868

3)

The Company performed printing and order fulfillment services for VistaPrint Limited, resulting in net sales of $9,756,000 and $4,299,000, respectively for the first nine months of 2003 and 2002. VistaPrint owed MOD-PAC CORP. $3,014,000 and $927,000 at September 27, 2003 and December 31, 2002 respectively, related to such services. Roberts S. Keane, the son of Kevin T. Keane, is a shareholder in and chief executive officer of VistaPrint Limited. In addition, Kevin T. Keane is a shareholder in VistaPrint Limited, holding less than 5% of its capital stock.

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

MOD-PAC CORP.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth income statement data as a percent of net sales:

	Percent of Net Sales		Percent of Net Sales
	Nine Months Ended September 27		Three Months Ended September 27

	2003	2002	2003	2002

Net Sales:	100.0%	100.0%	100.0%	100.0%

Cost of products sold	76.0	75.2	76.3	74.9
Selling, general and
administrative expenses	15.9	15.9	15.0	15.1
Interest expenses, net	.5	.0	.8	.0

	92.4%	91.1%	92.1	90.0%

Income before provision
for income taxes	7.6%	8.9%	7.9%	10.0%

Provision for taxes	2.8	3.4	2.9	4.0

Net Income	4.8%	5.5%	5.0%	6.0%

NET SALES

For the third quarter of 2003 net sales were $10.2 million compared with $7.7 million in 2002, an increase of 32.5%. This increase of $2.5 million was due to the $1.8 million increase in short run commercial printing net sales and a $0.6 million increase in net sales for the custom folding carton product line.

Net sales for the first nine months of 2003 were $28.8 million compared to $22.5 million, an increase of $6.3 million or 28.0%. This was due to the $5.5 million increase in short run commercial printing net sales and a $0.6 million increase in net sales for the custom folding carton product line.

EXPENSES AND MARGINS

Cost of products sold as a percentage of net sales for the three months ended September 27, 2003 was 76.3% compared to 74.8% for the second quarter of 2002, an increase of 1.5%, because of costs associated with increased capacity to meet current and future demand and costs associated with initial production runs of new items for existing and new customers.

Cost of products sold as a percentage of net sales for the nine months ended September 27, 2003 was 76.0% compared to 75.2% for the first nine months of 2002, an increase of 0.8%, because of costs associated with increased capacity to meet current and future demand and costs associated with initial production runs of new items for existing and new customers.

Selling, general and administrative costs, as a percentage of net sales, is slightly improved to 15.0%, for the three months ended September 27, 2003 compared to 15.1% for the three months ended September 28, 2002 a decrease of 0.1%. However, when applied to higher net sales this equates to an increase of $362,000 to $1,526,000 in the third quarter of 2003 compared to $1,164,000 in the third quarter 2002. This increase is reflective of higher administrative employee costs due to our expansion, and costs associated with the transition to, and being, a separate public company. This increase and the reasons for the increase are consistent with what we experienced during the first half of 2003. As a result, selling, general and administrative costs for the three quarters of 2003 were up $1,021,000 to $4,588,000 from $3,567,000 in the first nine months of 2002.

As a result of the 1.5% increase, as a percentage of net sales, in cost of products sold offset by the .1% decrease, as a percentage of net sales, in selling, general and administrative costs, earnings before interest and taxes (EBIT), as a percentage of net sales, was down 1.4% to 8.7% in the third quarter 2003 from 10.1% in the third quarter 2002. For the year to date comparisons, EBIT was down 0.8% of net sales to 8.1% compared to 8.9% because cost of products sold increased 0.8% as a percentage of net sales.

Interest expense increased to $83,000 for the quarter and $151,000 for the year-to-date in 2003 compared to $2,000 for the quarter and $9,000 for the year-to-date in 2002. This is mainly a result of the borrowings to finance our expansion. Most of which occurred since March 14, 2003, the date of the spin-off.

TAXES	Income tax rates were lower for the quarter 2003 compared to 2002, 36.6% compared to 40.4% in 2002. For the year to date the tax rates were 36.5% and 37.9%, respectively, for 2003 and 2002.

NET INCOME AND EARNINGS PER SHARE

Net income for the third quarter of 2003 was $510,000, up $50,000 or 10.9%, from the 2002 third quarter; diluted earnings per share were $.14 compared to $.12. For the nine months of 2003, our bottom line performance was $1,382,000 compared to last year's first nine-month performance of $1,240,000, an increase of $142,000 or 11.5%.

Average shares outstanding for purposes of the diluted earnings per share calculation were 7.5% lower in 2003 compared to 2002, which impacted the calculation by $0.02 per share for the quarter and $0.03 per share for the year to date calculation.

LIQUIDITY

Cash provided by operating activities was $2,300,000 during the first nine months of 2003. Net income plus depreciation, amortization and other non-cash expenses was $4,569,000, which was offset by an increase in working capital components of $2,269,000. Cash provided by operating activities was $5,524,000 during the first nine months of 2002. Net income plus depreciation, amortization and other non-cash expenses was $3,801,000 plus a decrease in working capital components of $1,723,000.

The Company's capital expenditures of $7,460,000 for the nine months of 2003 were up by $5,024,000 from 2002 level. In the three quarters of 2003 we continued and nearly completed the expansion program started in September of 2002. This program increases our printing capacity by over 50% and will enable us to produce our own electric power in order to have a sufficient, stable and scaleable power source for our current and future needs.

To fund our expansion we borrowed $10 million under a term-loan facility. Interest on the loan is at 1.25% over LIBOR and the principal must be repaid quarterly over seven years. The first quarterly installment was made August 1,2003. We have a $6 million dollar line of credit facility available to us. At September 27, 2003 we borrowed $1,650,000 on this line of credit. Interest on the line of credit is either, 1.25% over LIBOR or the prime rate, at the company's option.

COMMITMENTS

The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, or of any long-term commitments that would have a material adverse affect on its financial condition.

MARKET RISK

Risks due to fluctuation in interest rates are a function of the Company's floating rate debt obligations that total $11,450,000 at September 27, 2003. As a result, a change of 1% in interest rates would impact annual net income by approximately $73,000.

As a result of the commissioning of its 2.0-megawatt co-generation facility, over 90% company's power needs are met through natural gas. The company is investigating supply contracts of various lengths; it made no such arrangements beyond 30 days at September 30, 2003. The price of natural gas has fluctuated widely in the past 24 months. A one-dollar per decatherm change in the price of natural gas would effect the company's annual net income by $32,000. An alternative power source would be a diesel-powered generator. The company has made arrangements for and tested this alternative.

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

Specifically, and with respect to deferred tax assets, MOD-PAC had a gross deferred tax asset at September 27, 2003 of $1.5 million, which relates primarily to New York State Investment Tax Credits. These credits are subject to certain statutory provisions, such as the length of available carry forward period and minimum tax, which reduces the probability of realization of the full value of such credits. Management established a valuation allowance of $0.7 million for these credits based on actual historical realization rates and the statutory carry forward period. The valuation allowance is reviewed at least annually.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains "forward-looking statements". Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions affecting our customers and suppliers, competitors' responses to our products and services, particularly with respect to pricing, the overall market acceptance of such products and services' and successful completion of our capital expansion program. We use words like "will," "may," "should," "plan," "believe," "expect," "anticipate." "intend," "future" and other similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of their respective dates. These forward-looking statements are based on our current expectations and are subject to number of risks and uncertainties. Our actual operating results could differ materially from those predicted in these forward-looking statements, and any other events anticipated in the forward-looking statements may not actually occur.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

(a) Exhibits

Exhibit 11. Computation of Per Share Earnings

Exhibit 31.1 Section 302 Certification Chief Executive Officer

Exhibit 31.2 Section 302 Certification Chief Financial Officer

Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed an 8-K on 10/24/2003 regarding its press release of its third quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOD-PAC CORP.

(Registrant)

Date: November 4, 2003	By: /s/ C. Anthony Rider

C. Anthony Rider Vice President-Finance and Treasurer (Principal Financial Officer and Chief Accounting Officer)