Form 10-Q/A
period 2003-09-27
MOD PAC CORP
filed 2003-11-12
CIK 1191857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

MOD-PAC CORP.

(Registrant)

Date: November 12, 2003	By: /s/ C. Anthony Rider

C. Anthony Rider Vice President-Finance and Treasurer (Principal Financial Officer and Chief Accounting Officer)