Form 10-K
period 2003-12-31
MOD PAC CORP
filed 2004-03-25
CIK 1191857

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

Commission file number: 0-50063

MOD-PAC CORP.

(Exact Name of Registrant as Specified in its Charter)

New York	16-0957153

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 Elmwood Avenue
Buffalo, New York 14207

(Address of principal executive office)

Registrant’s telephone number
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

Yes  ☒      No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by checkmark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐      No ☒

     As of March 12, 2004, 3,741,405 shares were outstanding, consisting of 2,770,397 shares of Common Stock $.01 Par Value and 971,008 shares of Class B Stock $.01 Par Value. The aggregate market value, as of June 27, 2003, of the shares of Common Stock and Class B Stock of MOD-PAC CORP. held by non-affiliates was approximately $17,830,000 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).

DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Company’s 2003 Annual Report to Shareholders are incorporated into Parts I, II and III of this Report. Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2004 are incorporated by reference into Part III of this Report.

PART I

Item 1.   BUSINESS

     MOD-PAC CORP. is a specialized short-run printer and a designer and manufacturer of paperboard packaging. We provide products in two primary categories, folding cartons and full color print-on-demand.

Folding Cartons:

Custom We engineer, print and finish paper-board packaging for consumer goods. Our cartons fill unique requirements such as protective structure, marketing aesthetics, and product differentiation. Our customers are generally in the healthcare, pharmaceuticals, confectionary and automotive sectors, including private label manufacturers. These customers have requirements that are characterized by high product variability and short production cycles.

Stock Boxes Primarily for the global confectionary market, we also provide stock boxes during the holiday season to gift retailers and for general consumer use.

Full Color Print-on-Demand:

Short-run Commercial Printing: Sold through a single internet-based outlet, VistaPrint Limited, that aggregates orders from around the world, we take advantage of these large order flows to provide select products such as business cards, direct mail pieces and marketing brochures on an as ordered basis. This effective approach eliminates the need to stock inventory and is targeted toward the extensive small office/home office market (SOHO).

Personalized Printed Products: In addition to providing marketing products to the SOHO market, we provide distinctive designs for social occasions. We personalize specialty items such as invitations, napkins, and stationery.

General Development of Business

     The spin-off from Astronics Corporation on March 14, 2003 was a watershed event in the Company’s history. The spin-off was accomplished by means of a distribution (the Distribution) of all of the outstanding shares of MOD-PAC CORP.’s common stock and Class B stock. The shares of MOD-PAC CORP. were distributed on a pro rata basis to the shareowners of Astronics in a tax-free distribution. The Astronics Board of Directors set a one-for-two distribution ratio, in which (i) each Astronics common stock owner received one share of MOD-PAC CORP. common stock for every two shares of Astronics common stock owned on the record date for the Distribution and (ii) each Astronics Class B stock owner received one share of MOD-PAC CORP. Class B stock for every two shares of Astronics Class B stock owned on the record date for the Distribution. At the time of the Distribution, MOD-PAC CORP. became a separately traded, publicly held company.

     In connection with the Distribution, MOD-PAC CORP. declared and recorded a dividend to Astronics as of December 31, 2002 in the amount of $7 million. At December 31, 2002 the Company owed Astronics $4,751,000. This amount was repaid with a portion of the proceeds of a $10 million seven-year term note that the Company closed with HSBC Bank USA on February 20, 2003.

     Other major factors affecting the development of the business in 2003 were the 28% sale growth and the $8.5 million of capital expenditures undertaken to support this growth.

Practices as to Maintaining Working Capital

     “Liquidity” on page 9 of the Annual Shareholders’ Report for the year ended December 31, 2003 is incorporated herein by reference.

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

Employees

The Company employed approximately 405 employees as of December 31, 2003. The Company considers its relations with its employees to be good.

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

International Quality Standards

Our principal printing and packaging plant is ISO 9001 certified for folding carton production and ISO 9001 compliant for commercial printing. ISO 9001 standards are an international consensus on effective management practices with the goal of ensuring that a company can consistently deliver its products and related services in a manner that meets or exceeds customer quality requirements. ISO 9001 standards set forth the requirements a company’s quality systems must meet to achieve a high standard of quality. As an ISO 9001-registered manufacturer, we can represent to our customers that we maintain high quality industry standards in the education of our employees and the design and manufacture of our products.

Environmental and Other Governmental Regulation

     We are subject to various federal, state and local laws relating to the protection of the environment. We continually assess our obligations and compliance with respect to these requirements. We believe that we are in material compliance with all existing applicable environmental laws and permits and our current expenditures will enable us to remain in material compliance. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur expenditures in order to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations or financial condition and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2004.

     Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health. We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our operating results or financial condition.

Available information

     The Company files its financial information and other materials required by the SEC electronically with the SEC. These materials can be accessed electronically via the Internet at www.sec.gov. Such materials and other information about the Company are available through the Company’s website at www.modpac.com under the investors information section.

Item 2.  PROPERTIES

     We maintain our corporate headquarters and conduct our operations at the following facilities:

			Owned
		Square	or
Location	Type of Facility	Footage	Leased
Buffalo, NY	Corporate headquarters; printing and manufacturing	250,000	Owned
Blasdell, NY	Printing and imprinting	50,000	Owned
Buffalo, N.Y.	Office and warehouse	275,000	Leased

We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future.

Item 3.   LEGAL PROCEEDINGS

     There are no material pending legal proceeding to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

Item 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On March 14, 2003, the Company was spun-off from Astronics Corporation in a tax-free distribution to the shareholders of Astronics Corporation and became listed on the NASDAQ national market under the symbol MPAC. Except for a special $7,000,000 dividend paid to Astronics Corporation on December 31, 2002 in connection with its spin-off from Astronics, the Company has not paid any cash dividends in the three year period ended December 31, 2003. It has no plans to pay dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business. The Company’s term loan agreement limits the Company’s ability to pay dividends to 75% of earnings after December 31, 2002. There were approximately 806 registered shareholders for the Company’s Common stock and 1,756 registered shareholders for the Class B stock, as of March 12, 2004.

Quarterly information on the range of prices for the Company’s Common Stock appears on page 23 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 and is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

     The data under the caption “Financial Highlights” on page 1 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition, changes in financial condition and results of operations appears on pages 8 through 11 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003, and is incorporated herein by reference.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk disclosures appear on page 10 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003, and is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of MOD PAC CORP., which are incorporated by reference in this Annual Report on Form 10-K, are described in the accompanying Index to Financial Statements at Item 15 of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company’s internal controls over financial reporting during the fourth quarter of 2003.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information regarding directors is contained under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year and is incorporated herein by reference.

     The information regarding the Company’s code of ethics; audit committee and audit committee financial experts is contained under the captions “Corporate Governance and Board Matters” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year and is incorporated herein by reference.

     The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company are as follows:

Name and Age		Year First
Of Executive Officer	Positions and Offices with MOD-PAC	Elected Officer
Kevin T. Keane Age 71	Chairman of the Board and Director of the Company	1972

Daniel G. Keane Age 38	President and Chief Executive Officer of the Company	1997

C. Anthony Rider Age 52	Vice President-Finance and Treasurer, and Chief Financial Officer of the Company	2000

The principal occupation and employment for Mr. Daniel Keane for the past five years has been with the Company. Mr. Kevin T. Keane is also Chairman of the Board of Astronics Corporation, the former parent of MOD-PAC CORP.; In addition to being Chairman, Mr. Kevin Keane was, President and CEO of Astronics Corporation from 1974-2002. Mr. Kevin Keane is the father of Mr. Daniel Keane. Mr. Rider was Vice President — Finance and Chief Financial Officer of Astronics Corporation from July 2000 until the Spin-Off of MOD-PAC from Astronics. Prior to July 2000 he was a partner in the accounting firm of Ernst & Young LLP.

Item 11.   EXECUTIVE COMPENSATION

     The information contained under the caption “Executive Compensation” and “Summary Compensation Table” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

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

     The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003.

Number of
Securities
Remaining for
	Number of		Future Issuance
	Securities to be		under Equity
	Issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding
	Outstanding	Outstanding	securities
	Options, Warrants	Options, Warrants	reflected in column
	and Rights	and Rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	248,816	$6.29	751,184
Equity compensation plans not approved by security holders	0	0	0
Total	248,816	$6.29	751,184

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information contained under the caption “Appointment Of Independent Auditors” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The documents filed as a part of this report are as follows:

	1.	Consolidated Financial Statements from the MOD-PAC CORP. Annual Report to Shareholders which are incorporated by reference:

Consolidated Balance Sheets—December 31, 2003 and 2002 (page 12)

Consolidated Statement of Income—Years ended December 31, 2003, 2002, 2001 (page 13)

Consolidated Statement of Cash Flows—Years ended December 31, 2003, 2002, 2001 (page 14)

Consolidated Statement of Shareholders’ Equity—Years ended December 31, 2003, 2002, 2001 (page 15)

Notes to Consolidated Financial Statements—December 31, 2003 (pages 16-23)

	2.	Financial Statement Schedules

Schedule II Valuation and qualifying accounts

SCHEDULE II

MOD-PAC CORP.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Balance at the	Charged to
		Beginning of	Costs and	Write-offs/	Balance at
Year	Description	Period	Expense	Recoveries	End of Period
2003	Allowance for Doubtful Accounts	$4	$46	$(14)	$36
2002	Allowance for Doubtful Accounts	$26	$22	$(44)	$4
2001	Allowance for Doubtful Accounts	$77	$12	$(63)	$26
2003	Valuation allowance –Deferred Tax Assets	$712	$276	—	$988
2002	Valuation allowance –Deferred Tax Assets	$712	—	—	$712
2001	Valuation allowance –Deferred Tax Assets	$429	283	—	$712

     All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.  Exhibits

Exhibit No.		Description
2.1		Separation and Distribution Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 2.1 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

3(a	)	Restated Certificate of Incorporation; incorporated by reference to exhibit 3.1 of the Registrant’s, Form 10/A Registration Statement Dated January 28, 2003.

(b	)	By-Laws, as amended; incorporated by reference to exhibit 3.2 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

4.1		Secured $16,000,000 Credit Agreement with HSBC Bank USA, dated February 20, 2003

10.1*		MOD-PAC CORP. Supplemental Retirement Plan; incorporated by reference to exhibit 10.9 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.2*		MOD-PAC CORP. 2002 Stock Option Plan; incorporated by reference to exhibit 10.6 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003. .

10.3*		MOD-PAC CORP. 2002 Director Stock Option Plan; incorporated by reference to exhibit 10.8 the Registrant’s Form 10/A Registration Statement Dated January 28, 2003. .

10.4*		MOD-PAC CORP. Employee Stock Purchase Plan; incorporated by reference to exhibit 10.7 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.5*		Tax Sharing Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.1 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.6*	Interim Services Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.2 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.7*	Employee Benefits Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.3 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.8*	Supply Agreement North America Dated September 30, 2002 by and between VistaPrint Limited and the Registrant; incorporated by reference to exhibit 10.5 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.9*	Supply Agreement World Outside of North America Dated September 30, 2002 by and between VistaPrint Limited and the Registrant; incorporated by reference to exhibit 10.7 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

13	2003 Annual Report to Shareholders; filed herewith. (Except for those portions that are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

21	Subsidiaries of the Registrant; filed herewith.

23	Consent of Independent Auditors; filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

32.1	Certification pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Furnished Herewith)

*identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.

     (b) Reports on Form 8-K

          (i) The company furnished a report on form 8-K dated April 29, 2003 reporting the issuance of a press release related to its financial results for the first quarter of 2003.

          (ii) The company furnished a report on form 8-K dated July 28, 2003 reporting the issuance of a press release related to its financial results for the second quarter of 2003.

          (iii) The company furnished a report on form 8-K dated October 27, 2003 reporting the issuance of a press release related to its financial results for the third quarter of 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2004.

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

Signature	Title	Date

/s/ William G. Gisel Jr.	Director	March 25, 2004

William G. Gisel Jr.

/s/ Daniel G. Keane	Director	March 25, 2004

Daniel G. Keane

/s/ Kevin T. Keane	Director	March 25, 2004

Kevin T. Keane

/s/ Robert J. McKenna	Director	March 25, 2004

Robert J. McKenna

s/ Howard Zemsky	Director	March 25, 2004

Howard Zemsky