Form 10-Q
period 2004-04-03
MOD PAC CORP
filed 2004-05-06
CIK 1191857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 3, 2004

or
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

(716) 873-0640
(Registrant’s telephone number, including area code)

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

Yes   [  ]                     No   [X]

As of April 3, 2004, 3,734,378 shares of common stock were outstanding consisting of 2,766,765 shares of common stock ($.01 par value) and 967,613 shares of Class B common stock ($.01 par value).

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MOD-PAC CORP.

Consolidated Balance Sheet
April 3, 2004
With Comparative Figures for December 31, 2003

	Dollars in Thousands
	April 3, 2004	December 31,
	(Unaudited)	2003
Current Assets:
Cash	$1,064	$1,310
Accounts Receivable:
Vista Print Ltd.	2,264	2,239
All other customers	2,939	2,968
Refundable income taxes	—	565
Inventories	3,462	2,878
Prepaid expenses	444	338

Total current assets	10,173	10,298
Property, Plant and Equipment, at cost	55,331	53,744
Less accumulated depreciation and amortization	26,023	24,866

Net property, plant and equipment	29,308	28,878
Other Assets	1,058	1,340

	$40,539	$40,516

Current Liabilities:
Current maturities of long-term debt	$1,445	$1,429
Accounts payable	2,361	2,107
Accrued expenses	1,101	1,639

Total current liabilities	4,907	5,175
Long-term debt	9,482	9,657
Other liabilities	3,561	3,733
Common Shareholders’ Equity:
Common stock, $.01 par value Authorized 20,000,000 shares, issued 2,973,945 in 2004, 2,943,384 in 2003	30	30
Class B common stock, $.01 par value Authorized 5,000,000 shares, issued 967,613 in 2004, 975,979 in 2003	10	10
Additional paid-in capital	400	359
Accumulated other comprehensive income (loss)	(57)	(59)
Retained earnings	23,267	22,613

	23,650	22,953
Less treasury shares, at cost 207,180 in 2004 and 199,082 in 2003	1,061	1,002

Total shareholders’ equity	22,589	21,951

	$40,539	$40,516

See notes to financial statements ..

MOD-PAC CORP.

Consolidated Statement of Income and Retained Earnings
Period Ended April 3, 2004
With Comparative Figures for 2003

	(Dollars in Thousands)
	(Unaudited)
	THREE MONTHS
	2004	2003
Sales	$11,915	$9,430
Less: Freight Charges	351	262

Net Sales	11,564	9,168
Costs and Expenses:
Cost of products sold	8,560	6,836
Selling, general and administrative expenses	1,890	1,490
Interest expenses	101	9

Total costs and expenses	10,551	8,335

Income before taxes	1,013	833
Provision for income taxes	359	306

Net income	$654	$527

Retained Earnings:
January 1	22,613	20,413

April 3	23,267	20,941

Earnings per share:
Basic	$.18	$.13

Diluted	$.17	$.13

See notes to financial statements

MOD-PAC CORP.

Consolidated Statement of Cash Flows
Three Months Ended April 3, 2004
With Comparative Figures for 2003

	(Dollars in Thousands)
	(Unaudited)
	2004	2003
Cash Flows from Operating Activities:
Net income	$654	$527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,171	895
Other	(172)	100
Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(70)	(1,055)
Inventories	(584)	(251)
Prepaid expenses	(105)	(238)
Accounts payable	328	1,399
Accrued expenses	25	(443)

Net cash provided by Operating Activities	1,247	934

Cash Flows from Investing Activities:
Change in other assets	271	(11)
Capital expenditures	(1,587)	(3,896)

Net Cash used by Investing Activities	(1,316)	(3,907)

Cash Flows from Financing Activities
New long-term debt	200	8,700
Principal payments on long-term debt and capital lease	(359)	(290)
Astronics through spin-off	—	(4,848)
Proceeds from issuance of stock	41	—
Purchase of treasury stock	(59)	—

Net Cash used by Financing Activities	(177)	(3,562)

Net (decrease) increase in Cash and Cash Equivalents	(246)	589
Cash and Cash Equivalents at Beginning of Year	1,310	1

Cash and Cash Equivalents at April 3	$1,064	$590

Cash payments for:
Interest	$123	$1
Income taxes	$(329)	$286

See notes to financial statements.

MOD-PAC CORP.

Notes to Financial Statements

April 3, 2004

1)	The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three-month period ended April 3, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s 2003 annual report.

On March 14, 2003, MOD-PAC CORP. was spun off from Astronics Corporation (Astronics) by means of a tax-free distribution (“The Distribution”) of all of the outstanding shares of MOD-PAC CORP.’s common stock and Class B Stock. The Astronics Board of Directors set a one-for-two distribution ratio, in which (i) each Astronics common stock holder received one share of MOD-PAC CORP. common stock for every two shares of Astronics common stock owned on the record date for the Distribution and (ii) each Astronics Class B stock owner received one share of MOD-PAC CORP. Class B for every two shares of Astronics Class B stock owned on the record date for the Distribution. As a result of the Distribution, MOD-PAC CORP. became a separately traded, publicly held company.

At March 14, 2003 the Company paid Astronics all amounts due at the time of the spin-off with a portion of the proceeds of a $10 million term loan facility with HSBC Bank USA. At April 3, 2004 the Company has $8.9 million outstanding under the term loan facility, which is repayable in quarterly installments through 2010. Interest is paid monthly at floating rates 125 basis points over LIBOR.

Prior to the Distribution, the Company was recapitalized. Astronics exchanged its existing shares of MOD-PAC CORP. common stock for approximately 2,868,316 share of MOD-PAC CORP. Common stock and approximately 1,007,341 shares of MOD-PAC CORP. Class B stock. The accompanying financial statements give retroactive effect to this recapitalization.

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. The measurement prescribed by APB Opinion No. 25 does not recognize compensation expense if the exercise price of the stock option equals the market price of the underlying stock on the date of grant. Accordingly, no compensation expense related to stock options has been recorded in the financial statements. Stock options exercised in the first quarter of 2004 resulted in the issuance of 22,195 shares of the Company’s Common stock.

For purpose of pro forma disclosures, the estimated fair value of the MOD-PAC stock options at the date of grant is amortized to expense over the option’s vesting period. The Company’s pro forma information for the 2004 and 2003 is presented in the table below.

	THREE MONTHS
	2004	2003
(in thousands)
Net income as reported	$654	$527
Adjustments to record compensation expense for stock option awards under the fair value method of accounting	(40)	(33)

Pro forma net income	$614	$494

Pro forma basic earnings per share	$.17	$.13
Pro forma diluted earnings per share	$.16	$.12

2)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

(in thousands)
	April 3, 2004	December 31, 2003
	(Unaudited)

Finished Goods	$2,021	$1,707
Work in Progress	194	151
Raw Material	1,247	1,020

	$3,462	$2,878

3)	The Company performed printing and order fulfillment services for VistaPrint Limited, resulting in net sales of $4,046,000 and $2,913,000, respectively for the first three months of 2004 and 2003. VistaPrint owed MOD-PAC CORP. $2,264,000 and $2,239,000 at April 3, 2004 and December 31, 2003 respectively, related to such services. Roberts S. Keane, the son of Kevin T. Keane, is a shareholder in and chief executive officer of VistaPrint Limited. In addition, Kevin T. Keane is a shareholder in VistaPrint Limited, holding less than 5% of its capital stock.

The Company has a supply agreement with VistaPrint Limited pursuant to which the Company is VistaPrint Limited’s exclusive North American supplier of printed products. Printed products delivered to VistaPrint Limited’s customers pursuant to this agreement are billed to VistaPrint Limited at the Company’s fully burdened cost divided by 0.75. VistaPrint Limited is obligated to pay the Company for such shipments within 40 days of invoice. This agreement expires April 2, 2011.

The Company has an additional supply agreement with VistaPrint Limited for outside of North America, whereby VistaPrint Limited is obligated to give the Company a commercially reasonable opportunity to bid for the manufacturing rights of VistaPrint Limited’s printed products outside North America. Pursuant to this agreement, the price for products shall be negotiated, but in no event shall they exceed the Company’s fully burdened cost divided by 0.75. This agreement also expires April 2, 2011

4)	Comprehensive income:

	THREE MONTHS
	2004	2003
Net Income	$654	$527
Other Comprehensive (Expense) Income	2	—

	$656	$527

5)	The following table sets forth the computation of earnings per share:

	(in thousands, except for per share data)
	Three Months Ended April 3
	2004	2003
Net income	$654	$527

Basic earnings per share weighted average shares	3,727	3,916
Net effect of dilutive stock options	87	75

Diluted earnings per share weighted average shares	3,814	3,991
Basic earnings per share	$.18	$.13

Diluted earnings per share	$.17	$.13

MOD-PAC CORP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data as a percent of net sales:

	Percent of Net Sales
	Three Months Ended April 3
	2004	2003
Net Sales:	100.0%	100.0%
Cost of products sold	74.0	74.6
Selling, general and administrative expenses	16.3	16.2
Interest expense, net	.9	.1

	91.2	90.9%
Income before provision for income taxes	8.8%	9.1%
Provision for taxes	3.1	3.3

Net Income	5.7%	5.8%

NET SALES	For the first quarter of 2004 net sales were $11.6 million compared with $9.2 million in 2003, an increase of 26.1%. This increase of $2.4 million was mainly due to the $1.1 million increase in short run commercial printing net sales and a $0.8 million increase in net sales for the custom folding carton product line.

EXPENSES AND MARGINS	Cost of products sold as a percentage of net sales for the three months ended April 3, 2004 was 74.0% compared to 74.6% for the three months ended March 29, 2003, a decrease of .6% due to improved leverage because of volume.

Selling, general and administrative costs, increased $0.4 million for the 2004 first quarter to $1.9 million from $1.5 million in 2003 due to higher administrative employee costs and professional services due to our expansion and growth.

As a result of the $2.4 million increase in net sales, the 0.6% decrease, as a percentage of net sales, in cost of products sold offset by the $0.4 million increase in selling, general and administrative costs, earnings before interest and taxes (EBIT), was up $0.3 million to $1.1 million in the first quarter 2004 from $0.8 million in the first quarter 2003. EBIT margin increased in the first quarter of 2004 to 9.6% from 9.2% in 2003’s first quarter.

Interest expense increased to $101,000 for the first quarter 2004 compared to $10,000 for the first quarter 2003. This is mainly a result of increased borrowings to finance capacity expansion.

TAXES	Our effective income tax rate was 35.4% in 2004 compared to 36.7% for 2003.

NET INCOME AND EARNINGS PER SHARE	Net income for the first quarter of 2004 was $654,000, up $127,000 or 24.1%, from the 2003 first quarter; diluted earnings per share were $.17 compared to $.13. Average shares outstanding for purposes of the diluted earnings per share calculation were 4.4% lower in 2004 compared to 2003, which impacted the calculation by $0.01 per share for the quarter.

LIQUIDITY	Cash provided by operating activities was $1,247,000 during the first three months of 2004. Net income plus depreciation, amortization and other non-cash expenses was $1,653,000, which was offset by an increase in working capital components of $406,000.

The Company’s capital expenditures of $1,587,000 for the three months of 2004 were down by $2,309,000 from 2003 level. Although the Company expects this gap to narrow somewhat over the balance of 2004, it expects capital expenditures in 2004 to be less than the 2003 level.

We have a $6 million dollar line of credit facility available to us. At April 3, 2004 there are no borrowings on this line of credit. Interest on the line of credit is either 1.25% over LIBOR or the prime rate, at the company’s option.

COMMITMENTS	The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, or of any long-term commitments that would have a material adverse affect on its financial condition.

MARKET RISK	Risks due to fluctuation in interest rates are a function of the Company’s floating rate debt obligations that total $8,929,000 at April 3, 2004. As a result, a change of 1% in interest rates would impact annual net income by approximately $54,000.

As a result of the commissioning of its 2.0-megawatt co-generation facility, over 90% company’s power needs are met through natural gas. The company is investigating supply contracts of various lengths; it made no such arrangements beyond 30 days at April 3, 2004. The price of natural gas has fluctuated widely in the past 24 months, from a low of $3.00 per decatherm to a high of $7.00 and is currently in the range of $5.40 per decatherm. A one-dollar per decatherm change in the price of natural gas would affect the company’s annual net income by $32,000. An alternative power source would be a diesel-powered generator. The company has made arrangements for and tested this alternative. We have no foreign operations, nor do we transact business in foreign currencies. Accordingly, we have no foreign currency market risks.

CRITICAL	The preparation of financial statements in accordance with generally accepted

ACCOUNTING POLICIES	accounting policies requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In developing such estimates, management evaluates the facts known to it at the time and applies such facts within the framework of certain critical accounting policies that govern valuation allowances of the Company’s assets. These policies include determining the need for a valuation allowance with respect to doubtful accounts receivable, lower of cost or market reserves related to the Company’s inventories, depreciation allowances and impairment reserves with respect to the Company’s long-lived assets and valuation allowances with respect to the realizability of deferred tax assets. Often, management must make certain assumptions about the future when applying these policies. Management uses past experience in developing such assumptions about the future. Actual experience will be different than the assumptions made and differences could result in material adjustments to management’s estimates.

Specifically, and with respect to deferred tax assets, MOD-PAC had a gross deferred tax asset at April 3, 2004 of $1.5 million, which relates primarily to New York State Investment Tax Credits. These credits are subject to certain statutory provisions, such as the length of available carry forward period and minimum tax, which reduces the probability of realization of the full value of such credits. Management established a valuation allowance of $0.7 million for these credits based on actual historical realization rates and the statutory carry forward period. The valuation allowance is reviewed at least annually.

NEW ACCOUNTING PRONOUNCEMENTS	There are no recently issued accounting standards that will have a material impact on our financial position or results of operations.

FORWARD-LOOKING STATEMENTS	This Quarterly Report contains “forward-looking statements”. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions affecting our customers and suppliers, competitors’ responses to our products and services, particularly with respect to pricing, the overall market acceptance of such products and services and successful completion of our capital expansion program. We use words like “will,” “may,” “should,” “plan,” “believe,” “expect,” “anticipate.” “intend,” “future” and other similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of their respective dates. These forward-looking statements are based on our current expectations and are subject to number of risks and uncertainties. Our actual operating results could differ materially from those predicted in these forward-looking statements, and any other events anticipated in the forward-looking statements may not actually occur.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date this evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

				(d) Maximum Number
			© Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans or	Purchased Under the
Period	Purchased	(or Unit)	Programs	Plans or Programs
January 1 – January 30, 2004	—	—	—	200,000
January 31 – February 28, 2004	3,028	8.07	3,028	196,972
February 29 – April 3, 2004	5,070	8.37	8,098	188,874
Total	8,098	8.27	8,098	188,874

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 Section 302 Certification – Chief Executive Officer

Exhibit 31.2 Section 302 Certification – Chief Financial Officer

Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed an 8-K on February 9, 2004, regarding its press release of its 2003 annual earnings. The Company filed an 8-K on February 9, 2004, regarding Mr. Kevin T. Keane’s (the Company’s Chairman of the Board) adoption of a written plan pursuant to 10b5-1 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOD-PAC CORP.

(Registrant)

Date: May 6, 2004	By:	/s/ C. Anthony Rider

C. Anthony Rider
Vice President-Finance and Treasurer
(Principal Financial Officer and Chief Accounting
Officer)