Form 10-Q
period 2004-07-03
MOD PAC CORP
filed 2004-08-05
CIK 1191857

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

MOD-PAC CORP.
Consolidated Balance Sheet
July 3, 2004
With Comparative Figures for December 31, 2003

	Dollars in Thousands
	July 3, 2004	December 31,
	(Unaudited)	2003

Current Assets:
Cash	$810	$1,310
Accounts Receivable:
Vista Print Ltd.	2,097	2,239
All other customers	3,243	2,968
Prepaid income taxes	770	565
Inventories	3,980	2,878
Prepaid expenses	325	338

Total current assets	11,225	10,298

Property, Plant and Equipment, at cost	57,788	53,744
Less accumulated depreciation and amortization	27,225	24,866

Net property, plant and equipment	30,563	28,878
Other Assets	853	1,340

	$42,641	$40,516

Current Liabilities:
Current maturities of long-term debt	$1,505	$1,429
Accounts payable	3,478	2,107
Accrued expenses	1,432	1,639

Total current liabilities	6,415	5,175

Long-term debt	9,249	9,657
Other liabilities	3,910	3,733

Common Shareholders' Equity:
Common stock, $.01 par value
Authorized 20,000,000 shares, issued
2,995,107 in 2004, 2,943,384 in 2003	30	30
Class B common stock, $.01 par value
Authorized 5,000,000 shares, issued
955,809 in 2004, 975,979 in 2003	10	10
Additional paid-in capital	425	359
Accumulated other comprehensive income (loss)	(55)	(59)
Retained earnings	23,738	22,613

	24,148	22,953
Less treasury shares, at cost 208,651 in 2004
and 199,082 in 2003	1,081	1,002

Total shareholders' equity	23,067	21,951

	$42,641	$40,516

See notes to financial statements.

MOD-PAC CORP.

Consolidated Statement of Income and Retained Earnings
Period Ended July 3, 2004
With Comparative Figures for 2003

	(Dollars in Thousands)
	(Unaudited)
	SIX MONTHS		THREE MONTHS

	2004	2003	2004	2003

Sales	$23,617	$19,103	$11,701	$9,673
Less: Freight Charges	619	521	267	259

Net Sales	22,998	18,582	11,434	9,414

Costs and Expenses:
Cost of products sold	17,238	14,080	8,678	7,245
Selling, general and administrative expenses	3,826	3,062	1,936	1,572
Interest expenses	194	68	93	58

Total costs and expenses	21,258	17,210	10,707	8,875

Income before taxes	1,740	1,372	727	539

Provision for income taxes	615	500	256	194

Net income	1,125	872	$471	$345

Retained Earnings:

January 1	22,613	20,414

July 3	$23,738	$21,286

Earnings per share:

Basic	$.30	$.23	$.13	$.09

Diluted	$.29	$.22	$.12	$.09

See notes to financial statements

MOD-PAC CORP.

Consolidated Statement of Cash Flows
Six Months Ended July 3, 2004
With Comparative Figures for 2003

	(Dollars in Thousands)
	(Unaudited)
	2004	2003

Cash Flows from Operating Activities:
Net income	$1,125	$872
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,387	1,900
Other	177	62
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(209)	(1,346)
Inventories	(1,102)	(580)
Prepaid expenses	(192)	(395)
Accounts payable	1,445	960
Accrued expenses	(207)	(10)

Net cash provided by Operating Activities	3,424	1,463

Cash Flows from Investing Activities:
Change in other assets	464	(34)
Capital expenditures	(4,044)	(6,470)

Net Cash used by Investing Activities	(3,580)	(6,504)

Cash Flows from Financing Activities
New long-term debt	200	11,450
Principal payments on long-term debt and capital lease	(531)	(290)
Astronics through spin-off	--	(4,751)
Proceeds from issuance of stock	66	14
Purchase of treasury stock	(79)	(1,002)

Net Cash provided (used) by Financing Activities	(344)	5,421

Net increase (decrease) in Cash and Cash Equivalents	(500)	380

Cash and Cash Equivalents at Beginning of Year	1,310	1

Cash and Cash Equivalents at July 3	$810	$381

Cash payments for:
Interest	$218	$46
Income taxes	$203	$162

See notes to financial statements.

MOD-PAC CORP.

Notes to Financial Statements

July 3, 2004

1)

The accompanying unaudited statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six-month period ended July 3, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2003 annual report.

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

At March 14, 2003 the Company paid Astronics all amounts due at the time of the spin-off with a portion of the proceeds of a $10 million term loan facility with HSBC Bank USA. At July 3, 2004 the Company has $8.6 million outstanding under the term loan facility, which is repayable in quarterly installments through 2010. Interest is paid monthly at floating rates 125 basis points over LIBOR.

Prior to the Distribution, the Company was recapitalized. Astronics exchanged its existing shares of MOD-PAC CORP. common stock for approximately 2,868,316 shares of MOD-PAC CORP. Common stock and approximately 1,007,341 shares of MOD-PAC CORP. Class B stock. The accompanying financial statements give retroactive effect to this recapitalization.

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

For purpose of pro forma disclosures, the estimated fair value of the MOD-PAC stock options at the date of grant is amortized to expense over the option's vesting period. The Company's pro forma information for 2004 and 2003 is presented in the table below.

	SIX MONTHS		THREE MONTHS

	2004	2003	2004	2003
(in thousands)

Net income as reported	$1,125	$872	$471	$345

Adjustments to record compensation expense for stock option awards under the fair value method of accounting	(80)	(65)	(40)	(32)

Pro forma net income	$1,045	$807	$431	$313

Pro forma basic earnings per share	$0.28	$0.21	$0.12	$0.08
Pro forma diluted earnings per share	$0.27	$0.20	$0.11	$0.08

2)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:
		(in thousands)
		July 3, 2004 (Unaudited)	December 31, 2003

	Finished Goods	$2,559	$1,707
	Work in Progress	184	151
	Raw Material	1,237	1,020

		$3,980	$2,878

3)

The Company performed printing and order fulfillment services for VistaPrint Limited, resulting in net sales of $7,948,000 and $6,314,000, respectively for the first six months of 2004 and 2003. VistaPrint owed MOD-PAC CORP. $2,097,000 and $2,239,000 at July 3, 2004 and December 31, 2003 respectively, related to such services. Robert S. Keane, the son of Kevin T. Keane, is a shareholder in and chief executive officer of VistaPrint Limited. In addition, Kevin T. Keane is a shareholder in VistaPrint Limited, holding less than 2% of its capital stock.

The Company has a supply agreement with VistaPrint Limited pursuant to which the Company is VistaPrint Limited's exclusive North American supplier of printed products. Printed products delivered to VistaPrint Limited's customers pursuant to this agreement are billed to VistaPrint Limited at the Company's fully burdened cost divided by 0.75. VistaPrint Limited is obligated to pay the Company for such shipments within 40 days of invoice. This agreement is scheduled to expire April 2, 2011.

However, as announced on July 6, 2004, MOD-PAC, under a new agreement to take effect September 1, 2004, will receive from VistaPrint $22 million, in effect for surrendering MOD-PAC's rights, for the period September 1, 2005 through March 31, 2011, as the exclusive provider of print products to VistaPrint's North American market. In addition, the MOD-PAC agreed to change the pricing arrangement from a cost-plus nature to a unit-basis pricing structure.

The $22 million payment to be received September 1, 2004, will be recorded as deferred revenue and amortized over 36 months. The 36-month period includes the 12 months that the restructured agreement is operative, that is from September 1, 2004, through August 30, 2005. In addition, there are 24 months beyond the expiration of the agreement during which the framework for pricing has been described in the event that there is a subsequent agreement during that period.

4)	Comprehensive income:
	SIX MONTHS		THREE MONTHS

	2004	2003	2004	2003
Net Income	$1,125	$872	$471	$345
Other Comprehensive Income	4	-	2	-

Comprehensive Income	$1,129	$872	$473	$345

5)	The following table sets forth the computation of earnings per share:

	(in thousands, except for per share data)
	Six Months Ended July 3

	2004	2003

Net income	$1,125	$872

Basic earnings per share weighted average shares	3,734	3,839

Net effect of dilutive stock options	78	54

Diluted earnings per share weighted average shares	3,812	3,893

Basic earnings per share	$.30	$.23

Diluted earnings per share	$.29	$.22

MOD-PAC CORP.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth income statement data as a percent of net sales:

	Percent of Net Sales		Percent of Net Sales
	Six Months Ended July 3		Three Months Ended July 3

	2004	2003	2004	2003

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold	75.0	75.7	75.9	77.0
Selling, general and
administrative expenses	16.6	16.5	16.9	16.7
Interest expenses, net	.8	.4	.8	.6

	92.4%	92.6%	93.6%	94.3%

Income before provision
for income taxes	7.6%	7.4%	6.4%	5.7%

Provision for taxes	2.7	2.7	2.2	2.0

Net Income	4.9%	4.7%	4.2%	3.7%

NET SALES

For the second quarter of 2004 net sales were $11.4 million compared with $9.4 million in 2003, an increase of 21.5%. This increase of $2.0 million was due to the $.5 million increase in short run commercial printing net sales and a $1.3 million increase in net sales for the custom folding carton product line.

Net sales for the first six months of 2004 were $23.0 million compared to $18.6 million in 2003, an increase of $4.4 million or 23.8%. This was due to the $1.6 million increase in short run commercial printing net sales and a $2.0 million increase in net sales for the custom folding carton product line.

EXPENSES AND MARGINS

Cost of products sold as a percentage of net sales for the three months ended July 3, 2004 was 75.9% compared to 77.0% for the second quarter of 2003, a decrease of 1.1% due to improved leverage because of volume.

Cost of products sold as a percentage of net sales for the six months ended July 3, 2004 was 75.0% compared to 75.7% for the six nine months of 2003, a decrease of 0.7 due to improved leverage because of volume.

Selling, general and administrative costs, increased $0.3 million for the three months ended July 3, 2004 to $1.9 million or 16.9% of net sales from $1.6 million or 16.7% of net sales in 2003 due to higher administrative employee costs and professional services due to growth in sales, new product and market development and the renegotiation of the VistaPrint Supply Agreement. Selling, general and administrative costs, increased $0.7 million for the six months ended July 3, 2004 to $3.8 million or 16.6% from $3.1 million or 16.5% in 2003.

Interest expense increased to $93,000 for the quarter and $194,000 for the year-to-date in 2004 compared to $58,000 for the quarter and $68,000 for the year-to-date in 2003. This is mainly a result of the borrowings to finance our expansion. Most of which occurred since March 14, 2003, the date of the spin-off.

TAXES	Income tax rates were lower for the quarter 2004 compared to 2003, 35.2% compared to 36.0% in 2003. For the year to date the tax rates were 35.3% and 36.4%, respectively, for 2004 and 2003.

NET INCOME AND EARNINGS PER SHARE

Net income for the second quarter of 2004 was $471,000, up $126,000 or 36.5%, from the 2003 second quarter; diluted earnings per share were $.12 compared to $.09. For the six months of 2004, our bottom line performance was $1,125,000 compared to last year's first six-month performance of $872,000, an increase of $253,000 or 29.0%.

LIQUIDITY

Cash provided by operating activities was $3,424,000 during the first six months of 2004. Net income plus depreciation, amortization and other non-cash expenses was $3,689,000, which was offset by an increase in working capital components of $265,000. Cash provided by operating activities was $1,463,000 during the first six months of 2003. Net income plus depreciation, amortization and other non-cash expenses was $2,834,000 less an increase in working capital components of $1,371,000.

The Company's capital expenditures of $4,044,000 for the six months of 2004 were down by $2,426,000 from 2003 level. Although the Company expects this gap to narrow somewhat over the balance of 2004, it expects capital expenditures in 2004 to be less than the 2003 level.

We have a $6 million line of credit facility available to us. At July 3, 2004 we have nothing outstanding on this line of credit. Interest on the line of credit is either, 1.25% over LIBOR or the prime rate, at the company's option.

In connection with renegotiating its supply agreement the Company expects to receive a payment of $22 million from VistaPrint September 1, 2004. Proceeds will be used as to pay taxes ($8 million) and retire debt ($10 million). The balance will be held by the company and used for capital stock repurchases and capital asset and operating expenditures. As of the end of the second quarter the company had an outstanding authorization from its Board of Directors to repurchase 190,431 shares of its capital stock.

COMMITMENTS

The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, or of any long-term commitments that would have a material adverse affect on its financial condition.

MARKET RISK

Risks due to fluctuation in interest rates are a function of the Company's floating rate debt obligations that total $8,754,000 at July 3, 2004. As a result, a change of 1% in interest rates would impact annual net income by approximately $53,000.

The company operates its own power generation facility, which accounts for over 90% of its electric power needs. The generation plant is fired by natural gas. The company routinely evaluates market conditions and considers supply contracts of various lengths. It has not made any such arrangements beyond 30 days at July 3, 2004. The price of natural gas has fluctuated widely in the past 24 months, from a low of $3.00 per decatherm to a high of $7.00 and is currently in the range of $6.00 per decatherm. A one-dollar per decatherm change in the price of natural gas would affect the company's annual net income by $73,000. An alternative power source would be a diesel-powered generator. The company has made arrangements for and tested this alternative.

We have no foreign operations, nor do we transact business in foreign currencies. Accordingly, we have no foreign currency market risks.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In developing such estimates, management evaluates the facts known to it at the time and applies such facts within the framework of certain critical accounting policies that govern valuation allowances of the Company's assets. These policies include determining the need for a valuation allowance with respect to doubtful accounts receivable, lower of cost or market reserves related to the Company's inventories, depreciation allowances and impairment reserves with respect to the Company's long-lived assets and valuation allowances with respect to the realizability of deferred tax assets. Often, management must make certain assumptions about the future when applying these policies. Management uses past experience in developing such assumptions about the future. Actual experience will be different than the assumptions made and differences could result in material adjustments to management's estimates.

Specifically, and with respect to deferred tax assets, MOD-PAC had a gross deferred tax asset at July 3,2004 of $1.5 million, which relates primarily to New York State Investment Tax Credits. These credits are subject to certain statutory provisions, such as the length of available carry forward period and minimum tax, which reduces the probability of realization of the full value of such credits. Management established a valuation allowance of $0.7 million for these credits based on actual historical realization rates and the statutory carry forward period. The valuation allowance is reviewed at least annually.

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

See Market Risk in Item 2, above.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls over financial reporting during the second quarter of 2004.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.

	None.

Item 2.	Changes in Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	© Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 4 - April 30, 2004	1,471	8.54	1,471	190,431
May 1 - May 28, 2004	-	-	-	190,431
May 29 - July 3, 2004	-	-	-	190,431
Total	1,471	8.54	1,471	190,431
On May 16, 2003, the Company's Board of Directors authorized the repurchase of 200,000 shares of the Company's capital stock.
Item 3.	Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

At the annual meeting of shareholders held on May 20, 2004, the nominees to the Board of Directors were re-elected based on the following results:

Nominees	Votes For	Votes Withholding Authority
William G. Gisel, Jr.	10,477,585	148,027
Daniel G. Keane	10,469,098	156,541
Kevin T. Keane	10,467,475	158,137
Robert J. McKenna	10,477,330	148,282
Howard Zemsky	10,477,330	148,282

The selection of Ernst & Young LLP as the Registrant's auditors was approved by the following vote: 10,394,326 in favor; 229,385 against; and 1,451 abstentions.

The shareholder proposal relating to Poison Pill was defeated by the following vote: 2,657,517 in favor; 5,247,600 against; and 74,962 abstentions.

The shareholder proposal relating to conflict of interest policies was defeated by the following vote: 709,409 in favor; 7,238,072 against; and 2,645,523 abstentions.

Under Applicable New York law and the Company's charter documents, abstentions and non-votes have no effect.
Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 Section 302 Certification - Chief Executive Officer

Exhibit 31.2 Section 302 Certification - Chief Financial Officer

Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOD-PAC CORP.

(Registrant)

Date: August 5, 2004	By: /s/ C. Anthony Rider

C. Anthony Rider Vice President-Finance and Treasurer (Principal Financial Officer and Chief Accounting Officer)