Form 10-Q
period 2004-10-02
MOD PAC CORP
filed 2004-11-22
CIK 1191857

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

MOD-PAC CORP.
Consolidated Balance Sheet
October 2, 2004
With Comparative Figures for December 31, 2003

	Dollars in Thousands
	October 2, 2004	December 31, 2003
	(Unaudited)

Current Assets:
Cash	$12,951	$660
Accounts Receivable:
Vista Print Ltd.	2,858	2,239
All other customers	3,397	2,968
Prepaid income taxes	-	655
Inventories	3,780	2,878
Prepaid expenses	295	338

Total current assets	23,281	9,738

Property, Plant and Equipment, at cost	59,187	53,744
Less accumulated depreciation and amortization	28,462	24,866

Net property, plant and equipment	30,725	28,878

Deferred Income Taxes	4,498	-

Other Assets	864	1,340

	$59,368	$39,956

Current Liabilities:
Current maturities of long-term debt	$83	$1,429
Accounts payable	2,768	1,707
Accrued expenses	1,533	1,639
Income taxes	7,274	0

Total current liabilities	11,658	4,775

Long-term debt	2,080	9,657
Deferred Compensation	512	894
Deferred Income - Vista Print Fee	21,389	0
Other liabilities	-	2,839

Common Shareholders' Equity:
Common stock, $.01 par value
Authorized 20,000,000 shares, issued
3,033,736 in 2004, 2,943,384 in 2003	30	30
Class B common stock, $.01 par value
Authorized 5,000,000 shares, issued
941,183 in 2004, 975,979 in 2003	10	10
Additional paid-in capital	574	359
Accumulated other comprehensive income (loss)	(52)	(59)
Retained earnings	24,434	22,453

	24,996	22,793
Less treasury shares, at cost 227,454 in 2004
and 199,082 in 2003	1,267	1,002

Total shareholders' equity	23,729	21,791

	$59,368	$39,956

See notes to financial statements.

MOD-PAC CORP.

Consolidated Statement of Income and Retained Earnings
Period Ended October 2, 2004
With Comparative Figures for 2003

	(Dollars in Thousands)
	(Unaudited)
	NINE MONTHS		THREE MONTHS

	2004	2003	2004	2003

Revenues:
Product Sales	$35,279	$29,571	$11,903	$10,468
Less: Freight Charges	1,007	795	388	274

Net Product Sales	34,272	28,776	11,515	10,194
Fee and rental income	958	-	717	-
Total Revenues	35,230	28,776	12,232	10,194
Costs and Expenses:
Cost of products sold	26,443	21,861	9,381	7,781
Rental operations	256	-	80	-
Selling, general and administrative expenses	5,604	4,588	1,778	1,526
Interest expenses	267	151	73	83

Total costs and expenses	32,570	26,600	11,312	9,390

Income before taxes	2,660	2,176	920	804
Provision for income taxes	679	794	64	294

Net income	$1,981	$1,382	$856	$510

Retained Earnings:
January 1	22,613	20,414

October 2	$24,594	$21,796

Earnings per share:
Basic	$.53	$.36	$.23	$.14

Diluted	$.52	$.36	$.22	$.14

See notes to financial statements

MOD-PAC CORP.

Consolidated Statement of Cash Flows
Nine Months Ended October 2, 2004
With Comparative Figures for 2003

	(Dollars in Thousands)
	(Unaudited)
	2004	2003

Cash Flows from Operating Activities:
Net income	$1,981	$1,382
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,638	2,959
Deferred compensation	(382)	151
Deferred taxes	(7,337)	77
Deferred income - Vista Print fee	21,389	-
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(767)	(2,503)
Inventories	(902)	(819)
Prepaid expenses	43	(363)
Accounts payable	779	1,113
Accrued expenses	(17)	160
Accrued income taxes	7,840	143

Net cash provided by Operating Activities	26,265	2,300

Cash Flows from Investing Activities:
Change in other assets	441	(39)
Capital expenditures	(5,443)	(7,460)

Net Cash used by Investing Activities	(5,002)	(7,499)

Cash Flows from Financing Activities
New long-term debt	200	11,650
Principal payments on long-term debt and capital lease	(9,123)	(647)
Astronics through spin-off	-	(4,751)
Proceeds from issuance of stock	216	26
Purchase of treasury stock	(265)	(1,002)

Net Cash provided (used) by Financing Activities	(8,972)	5,276

Net increase (decrease) in Cash and Cash Equivalents	12,291	77

Cash and Cash Equivalents at Beginning of Year	660	1

Cash and Cash Equivalents at October 2, 2004	$12,951	$78

Cash payments for:
Interest	$304	$46
Income taxes	$532	$162

See notes to financial statements.

MOD-PAC CORP.

Notes to Financial Statements

October 2, 2004

1)

The accompanying unaudited statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine-month period ended October 2, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The Company identified errors in its financial statements for 2003. The errors reduced earnings in the fourth quarter of 2003 by $160,000 or $0.4 per share. The accompanying balance sheet at December 31, 2003, has been restated to reflect this error and reclassifications identified.

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

	NINE MONTHS		THREE MONTHS

	2004	2003	2004	2003
(in thousands)
Net income as reported	$1,981	$1,382	$856	$510
Adjustments to record compensation expense for stock option awards under the fair value method of accounting	(120)	(83)	(40)	(21)

Pro forma net income	$1,861	$1,299	$816	$489

Pro forma basic earnings per share	$0.50	$0.34	$0.23	$0.13
Pro forma diluted earnings per share	$0.49	$0.34	$0.22	$0.13

2)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:
		(in thousands)
		October 2, 2004 (Unaudited)	December 31, 2003

	Finished Goods	$2,673	$1,707
	Work in Progress	20	151
	Raw Material	1,087	1,020

		$3,780	$2,878

3)

The Company performed printing and order fulfillment services for VistaPrint Limited, resulting in net sales of $12,054,000 and $9,756,000, respectively for the first nine months of 2004 and 2003. VistaPrint owed MOD-PAC CORP. $2,858,000 and $2,239,000 at October 2, 2004 and December 31, 2003 respectively, related to such services. Robert S. Keane, the son of Kevin T. Keane, is a shareholder in and chief executive officer of VistaPrint Limited. In addition, Kevin T. Keane is a shareholder in VistaPrint Limited, holding less than 2% of its capital stock.

The Company has a supply agreement with VistaPrint Limited pursuant to which the Company is VistaPrint Limited's exclusive North American supplier through August 31, 2005. Printed products delivered to VistaPrint Limited's customers pursuant to this agreement are billed to VistaPrint Limited at unit costs set forth in the agreement which were established to approximate the Company's fully burdened cost divided by 0.8. VistaPrint Limited is obligated to pay the Company for such shipments within 40 days of invoice.

As announced on July 6, 2004, the current agreement with VistaPrint took effect September 1, 2004 and replaced an earlier agreement that extended to March 31, 2011. MOD-PAC received from VistaPrint $22 million, for surrendering MOD-PAC's rights under this earlier agreement, for the period September 1, 2005 through March 31, 2011, as the exclusive provider of print products to VistaPrint's North American market.

The $22 million payment, which was received September 1, 2004, was recorded as deferred revenue and is being amortized over 36 months and is included in the income statement as part of Fee and Rental income. The 36-month period includes the 12 months that the current agreement is operative, that is from September 1, 2004, through August 31, 2005. In addition, there are 24 months beyond the expiration of the agreement during which the framework for pricing has been described in the event that there is a subsequent agreement during that period.

4)	Comprehensive income:
	NINE MONTHS		THREE MONTHS

	2004	2003	2004	2003
Net Income	$1,981	$1,382	$856	$510
Other Comprehensive Income	(7)	(2)	(2)	(2)

Comprehensive Income	$1,974	$1,380	$856	$508

5)	The following table sets forth the computation of earnings per share:
	(in thousands, except for per share data)
	Nine Months Ended October 2

	2004	2003

Net income	$1,981	$1,382

Basic earnings per share weighted average shares	3,734	3,789
Net effect of dilutive stock options	83	62

Diluted earnings per share weighted average shares	3,817	3,851
Basic earnings per share	$.53	$.36

Diluted earnings per share	$.52	$.36

6) Income Taxes:

In the third quarter of 2004 the company reevaluated its reserve for deferred tax assets that primarily relate to state investment tax credits and adjusted the reserve downward so that the effective tax rate in the third quarter was 7% as opposed to the statutory rate of 35%.

7) Capital structure

No stock options were exercised in the third quarter of 2004. Options resulting in the issuance of 31,553 shares were exercised during the first nine months of 2004. The company's Class B stock is fully convertible into common at no cost and during the first nine months of 2004, 41,151 shares of Class B stock were converted to Common, while during the third quarter of 2004 14,626 shares of Class B stock were converted to Common.

MOD-PAC CORP.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
NET PRODUCT SALES

For the third quarter of 2004 net product sales were $11.5 million compared with $10.2 million in 2003, an increase of 13%. This increase of $1.3 million was due mainly to the $0.6 million increase in short run commercial printing net product sales and a $0.5 million increase in net product sales for the custom folding carton product line. The Company's other product lines, stock boxes and personnel printing, netted an increase of $0.1 million.

Net product sales for the first nine months of 2004 were $34.3 million compared to $28.8 million in 2003, an increase of $5.5 million or 19.1%. This was due to a $2.3 million increase in short run commercial printing net product sales and a $2.6 million increase in net product sales for the custom folding carton product line. The Company's other product lines, stock boxes and personnel printing, combined for an increase of $0.6 million.

FEE AND RENTAL INCOME

Fee and rental income includes $0.6 of amortized revenue from the VistaPrint Fee relative to the renegotiation of the North American Supply Agreement and rental revenue from the properties adjoining the Company's main production facilities. Control of these properties was acquired in November of 2003.

EXPENSES AND MARGINS

Cost of products sold as a percentage of net product sales for the three months ended October 2, 2004 was 81.5% compared to 76.3% for the third quarter of 2003, an increase of 5.2% due to lower absorption of our increased capacity (2.7%), the timing of certain expenses for production employee training, production supplies and equipment repairs (2.0%) and increased paperboard costs (0.5%).

Cost of products sold as a percentage of net sales for the nine months ended October 2, 2004 was 77.2% compared to 75.6% for the nine months of 2003, an increase of 1.6% due to the factors described in the preceding paragraph relative to the third quarter.

Rental operations expenses represent the direct costs of property operations associated with the properties adjoining the Company's main production facility and include utilities, maintenance and depreciation. Control of these properties was acquired in November of 2003.

Selling, general and administrative costs, increased $0.3 million for the three months ended October 2, 2004 to $1.8 million or 14.5% of Total Revenue from $1.5 million or 15.0% of Total Revenue in 2003. Selling, general and administrative costs, increased $1.0 million for the nine months ended October 2, 2004 to $5.6 million or 15.9% of Total Revenue from $4.6 million or 15.9% in 2003. For both the quarterly comparisons and the year-to-date the increase in selling general and administrative costs in 2004 compared to 2003 were due to higher administrative employee costs and professional services due to growth in sales, new product and market development and the renegotiation of the VistaPrint Supply Agreement.

Interest expense decreased to $73,000 for the 2004 third quarter from $83,000 in 2003 because we retired all bank debt after receiving the $22 million fee from VistaPrint. For the year-to-date comparison interest expense in 2004 was $267,000 compared to $151,000 in 2003. This is mainly a result of increased average outstanding borrowings to finance our expansion.

TAXES

The effective income tax rate for the 2004 third quarter was 7% compared to 36.6% for the 2003 third quarter. This was due to reduction of a reserve related to deferred tax assets arising from NYS investment tax credits. For the year to date the effective tax rates were 25.5% and 36.5%, respectively, for 2004 and 2003. The lower rate in 2004 was because of the reserve adjustment recorded in the third quarter.

NET INCOME AND EARNINGS PER SHARE

Net income for the third quarter of 2004 was $856,000, up $346,000 or 67.8%, from the 2003 third quarter; diluted earnings per share were $.22 compared to $.14. The 2004 quarter performance was boosted by the $611,000 of amortized revenue from the $22 million VistaPrint fee and the lower tax rate from the deferred tax reserve adjustment which more than offset the effect of higher costs of net products sold and increased selling general and administrative expenses. For the nine months of 2004, net income was $2.0 million compared to 2003's nine-month net income of $1.4 million, an increase of $0.6 million or 42.9%. In addition to the effect of items noted for the third quarter the nine-month period for 2004 benefited from the 19.1% growth in net product sales.

LIQUIDITY

Cash provided by operating activities was $26.3 million during the first nine months of 2004 compared to $2.3 million for 2003. This increase of $24.0 million is nearly all attributable to the $22 million fee received from VistaPrint. Of the $2.0 million remaining increase, $1.3 million was from increased earnings and depreciation.

The Company's capital expenditures of $5.4 million for the nine months of 2004 were down by $2.0 million from 2003 level. Although the Company expects this gap to narrow somewhat over the balance of 2004, it expects capital expenditures in 2004 to be less than the 2003 level.

We have a $6 million line of credit facility available to us. At October 2, 2004 we have nothing outstanding on this line of credit. Interest on the line of credit is either, 1.25% over LIBOR or the prime rate, at the company's option.

Nearly $10 million of $22 million received from VistaPrint was used to retire bank debt on September 1, 2004 approximately $8 million will be used as to pay taxes in December 2004. The balance will be held by the company and used for capital stock repurchases and capital asset and operating expenditures. As of the end of the third quarter the company had an outstanding authorization from its Board of Directors to repurchase 171,628 shares of its capital stock.

COMMITMENTS

The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, or of any long-term commitments that would have a material adverse affect on its financial condition.

MARKET RISK

The company operates its own power generation facility, which accounts for over 90% of its electric power needs. The generation plant is fired by natural gas. The company routinely evaluates market conditions and considers supply contracts of various lengths. It has not made any such arrangements beyond 30 days at October 2, 2004. The price of natural gas has fluctuated widely in the past 24 months, from a low of $3.00 per decatherm to a high of $9.00 and is currently in the range of $8.00 per decatherm. A one-dollar per decatherm change in the price of natural gas would affect the company's annual net income by $73,000. An alternative power source would be a diesel-powered generator. The company has made arrangements for and tested this alternative.

We have no variable rate debt outstanding. Thus the company is not exposed to interest rate adjustments.

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

Included in deferred tax assets at October 2, 2004, MOD-PAC had a gross deferred tax asset of $1.7 million related to New York State Investment Tax Credits. These credits are subject to certain statutory provisions, such as the length of available carry forward period and minimum tax, which reduces the probability of realization of the full value of such credits. Management established a valuation allowance of $0.6 million for these credits based on actual historical realization rates and the statutory carry forward period. The valuation allowance is reviewed at least annually.

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
a)	Evaluation of Disclosure Controls and Procedures

The company maintains a system of disclosure controls and procedures for financial reporting to give reasonable assurance that information required to be disclosed in the company's reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of October 2, 2004, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)	Changes in Internal Control over Financial Reporting

 As a result of a review of compliance with financial statement closing procedures the Company's senior management determined that routine account reconciliations for accounts, such as cash and accounts payable, had not been performed in an accurate and timely manner during 2003 and 2004. Management immediately undertook an intensive program to complete and/or reperform such account reconciliations, which is now complete. As a result management has determined that prior year financial statements required restatement as described in Note 1 to the financial statements included in Part I, Item 1.

Management has determined that this failure to comply with such routine account reconciliation procedures is a material weakness in internal controls and has advised its independent auditors, Ernst & Young, LLP, of this conclusion and they have concurred.

The interim financial statements contained in a form 10-Q are required to be reviewed under Statement on Auditing Standards No. 100, "Interim Financial Statements", (SAS 100), by an independent public accountant pursuant to rule 10-01(d) of the securities and Exchange Commission's Regulation S-X. The Company's independent public accountants have not completed their review of the account reconciliations recently completed by management for 2003 and 2004 described above. Management has made such reconciliations available to its independent public accountants and expects the SAS 100 review, for the interim periods ended October 2, 2004, to be completed in the fourth quarter.

Significant improvements in the Company's internal controls have been implemented as a result of the review of compliance with financial statement closing procedures by the Company's senior management. Management considers these improvements to be important steps toward the remediation of the material weakness in internal controls identified by its review process and described above. While management does not believe the material weakness has been fully remediated at the date of this report, management believes that the planned process that is underway will correct the weakness in the months ahead.

PART II
Item 1.	Legal Proceedings.
None.
Item 2.	Changes in Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	© Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 4 - July 31, 2004	7,700	9.32	7,700	182,731
Aug. 1 - Aug. 28, 2004	4,668	9.99	4,668	178,063
Aug. 29 - Oct. 2, 2004	6,435	10.16	6,435	171,628
Total	18,803	9.82	18,803	171,628
On May 16, 2003, the Company's Board of Directors authorized the repurchase of 200,000 shares of the Company's capital stock.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Securities Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibit 31.1 Section 302 Certification - Chief Executive Officer
Exhibit 31.2 Section 302 Certification - Chief Financial Officer
Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K
The Company filed an 8-K on July 7, 2004 regarding its press release announcing the restructuring of its agreement with VistaPrint Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOD-PAC CORP.

(Registrant)

Date: November 22, 2004	By: /s/ C. Anthony Rider

C. Anthony Rider Vice President-Finance and Treasurer (Principal Financial Officer and Chief Accounting Officer)