Form 10-Q/A
period 2005-02-07
MOD PAC CORP
filed 2005-02-07
CIK 1191857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A

(Amendment No.1)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 2, 2004
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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the exchange act).

Yes [ ]	No [ X ]

As of October 2, 2004, 3,747,465shares of common stock were outstanding consisting of 2,806,282 shares of common stock ($.01 par value) and 941,183 shares of Class B common stock ($.01 par value).

EXPLANATORY NOTE

MOD-PAC CORP. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal year period ended October 2, 2004, which was originally filed on November 22, 2004 (the "Form 10-Q"), to restate (i) the balance sheets at October 2, 2004 and December 31, 2003 and (ii) the statement of cash flows for the fiscal period ended October 2, 2004 .

The Company has restated its financial statements for the year ended December 31, 2003 to reduce the cash balance reported on the balance sheet at December 31, 2003 by $679,000.  This correction to cash resulted in: (a) increased cost of Products Sold of $209,000, and increased Selling General and Administrative Expenses of $2,000 for a total reduction in income before taxes for the year ended December 31, 2003 of $211,000, (b) reduced income taxes of $76,000 because of the additional costs of products sold and Selling General and Administrative Expenses, (c) decreased net income by $135,000 and net income per diluted share by $0.03 for the year ended December 31, 2003, (d) an increase in amounts due from Astronics Corporation of $402,000, (e) an increase in net property, plant and equipment by $66,000.

On November 22, 2004, when the Company filed its interim report on Form 10-Q for the fiscal period October 2, 2004, most of the affect of the restatement described in the preceding paragraph had been determined and reflected in the financial statements filed in that report. This report shows the affect of the restatement as finally determined on the Balance Sheet at October 2, 2004 and the Statement of Cash Flows for the nine-month period ended October 2, 2004.

In addition, Item 4 has been revised to note the fact that its independent public accountants have since advised the Company that they have completed their SAS 100 review procedures for the fiscal period ended October 2, 2004.

This Amendment No. 1 contains changes to the following disclosures:

Part I

Item 1. Financial Statements

Item 4. Controls and Procedures

Part II

Item 6. (a) Exhibits

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (Restated)

MOD-PAC CORP.
Consolidated Balance Sheet
October 2, 2004
With Comparative Figures for December 31, 2003

	Dollars in Thousands
	October 2, 2004	December 31, 2003
	(Unaudited)
	(Restated)	(Restated)
Current Assets:
Cash	$12,922	$631
Accounts Receivable:
Vista Print Ltd.	2,858	2,239
All other customers	3,397	2,894
Prepaid income taxes	-	641
Inventories	3,780	2,878
Prepaid expenses	295	338
Total current assets	23,252	9,621

Property, Plant and Equipment, at cost	59,257	53,814
Less accumulated depreciation and amortization	28,466	24,870
Net property, plant and equipment	30,791	28,944

Deferred Income Taxes	4,498	-

Other Assets	864	1,340
	$59,405	$39,905

Current Liabilities:
Current maturities of long-term debt	$83	$1,429
Accounts payable	2,768	1,631
Accrued expenses	1,531	1,639
Income taxes	7,288	0
Total current liabilities	11,670	4,699

Long-term debt	2,080	9,657
Deferred Compensation	512	894
Deferred Income - Vista Print Fee	21,389	0
Other liabilities	-	2,839

Common Shareholders' Equity:
Common stock, $.01 par value
Authorized 20,000,000 shares, issued
3,033,736 in 2004, 2,943,384 in 2003	30	30
Class B common stock, $.01 par value
Authorized 5,000,000 shares, issued
941,183 in 2004, 975,979 in 2003	10	10
Additional paid-in capital	574	359
Accumulated other comprehensive income (loss)	(52)	(59)
Retained earnings	24,459	22,478
	24,021	22,818
Less treasury shares, at cost 227,454 in 2004
and 199,082 in 2003	(1,267)	(1,002)
Total shareholders' equity	23,754	21,816

	$59,405	$39,905

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

See notes to financial statements

MOD-PAC CORP.

Consolidated Statement of Cash Flows
Nine Months Ended October 2, 2004
With Comparative Figures for 2003

	(Dollars in Thousands)
	(Unaudited)
	2004	2003
	(Restated)
Cash Flows from Operating Activities:
Net income	$1,981	$1,382
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,638	2,959
Deferred compensation	(382)	151
Deferred taxes	(7,337)	77
Deferred income - Vista Print fee	21,389	-
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(767)	(2,503)
Inventories	(902)	(819)
Prepaid expenses	43	(363)
Accounts payable	779	711
Accrued expenses	(17)	160
Accrued income taxes	7,840	143

Net cash provided by Operating Activities	26,265	1898

Cash Flows from Investing Activities:
Change in other assets	441	(39)
Capital expenditures	(5,443)	(7,460)

Net Cash used by Investing Activities	(5,002)	(7,499)

Cash Flows from Financing Activities
New long-term debt	200	11,650
Principal payments on long-term debt and capital lease	(9,123)	(647)
Astronics through spin-off	-	(4,751)
Proceeds from issuance of stock	216	26
Purchase of treasury stock	(265)	(1,002)

Net Cash provided (used) by Financing Activities	(8,972)	5,276

Net increase (decrease) in Cash and Cash Equivalents	12,291	(325)

Cash and Cash Equivalents at Beginning of Period	631	1

Cash and Cash Equivalents (overdraft) at End of Period	$12,922	$(324)

Cash payments for:
Interest	$304	$46
Income taxes	$532	$162

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

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. The Company identified errors in its financial statements for 2003. The correction of the errors reduced reported cash balance by $679,000 as of December 31, 2003 and reduced earnings in the fourth quarter of 2003 by $135,000 or $0.03 per share. The accompanying balance sheet at December 31, 2003, has been restated to reflect this correction.

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

7) Capital structure:

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

8) Restatements and Change in Classification

The Company has restated its financial statements for the year ended December 31, 2003 to reduce the cash balance reported on the balance sheet at December 31, 2003 by $679,000.  This correction to cash resulted in: (a) increased cost of Products Sold of $209,000, and increased Selling General and Administrative Expenses of $2,000 for a total reduction in income before taxes for the year ended December 31, 2003 of $211,000, (b) reduced income taxes of $76,000 because of the additional costs of products sold and Selling General and Administrative Expenses, (c) decreased net income by $135,000 and net income per diluted share by $0.03 for the year ended December 31, 2003, (d) an increase in amounts due from Astronics Corporation of $402,000, (e) an increase in net property, plant and equipment by $66,000.

On November 22, 2004, when the Company filed its interim report on Form 10-Q for the fiscal period October 2, 2004, the estimated affect of the restatement described in the preceding paragraph had been reflected in the financial statements filed in that report. The following shows the affect of the restatement as finally determined on the Balance Sheet at October 2, 2004 and the Statement of Cash Flows for the nine month period ended October 2, 2004.

Balance Sheet:

	Dollars in Thousands
	October 2, 2004
	(As reported)	(Adjustments)	(As restated)
Current Assets:
Cash	$12,951	(29)	$12,922
Accounts Receivable:
Vista Print Ltd.	2,858		2,858
All other customers	3,397		3,397
Inventories	3,780		3,780
Prepaid expenses	295		295
Total current assets	23,281	(29)	23,252

Property, Plant and Equipment, at cost	59,187	70	59,257
Less accumulated depreciation and amortization	28,462	4	28,466
Net property, plant and equipment	30,725	66	30,791

Deferred Income Taxes	4,498		4,498
Other Assets	864		864
	$59,368	37	$59,405

Current Liabilities:
Current maturities of long-term debt	$83		$83
Accounts payable	2,768		2,768
Accrued expenses	1,533	(2)	1,531
Income Taxes	7,274	14	7,288
Total current liabilities	11,658	12	11,670

Long-term debt	2,080		2,080
Deferred Compensation	512		512
Deferred Income - VistaPrint Fee	21,389		21,389

Common Shareholders' Equity:
Common stock, $.01 par value	30		30
Class B common stock, $.01 par value	10		10
Additional paid-in capital	574		574
Accumulated other comprehensive income (loss)	(52)		(52)
Retained earnings	24,434	25	24,459
	24,996	25	25,021
Less treasury shares, at cost 207,180 in 2004	1,267		1,267
Total shareholders' equity	23,729	25	23,754

	$59,368	37	$59,405

Statement of Cash Flows:

	Dollars in Thousands
	Fiscal Period Ended October 2, 2004
	(As Reported)	(Adjustments)	(As Restated)
Cash Flows from Operating Activities:
Net income	$1,981		$1,981
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,638		3,638
Deferred Compensation	(382)		(382)
Deferred taxes	(7,337)		(7,337)
Deferred income - VistaPrint Fee	21,389		21,389
Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(767)		(767
Inventories	(902)		(902)
Prepaid expenses	43		43
Accounts payable	779		779
Accrued expenses	(17)		(17
Accrued Income taxes	7,840		7,840

Net cash provided by Operating Activities	23,265		23,265

Cash Flows from Investing Activities:
Change in other assets	441		441
Capital expenditures	(5,443)		(5,443)

Net Cash used by Investing Activities	(5,002)		(5,002)

Cash Flows from Financing Activities
New long-term debt	200		200
Principal payments on long-term debt and capital lease	(9,123)		(9,123)
Astronics through spin-off	-		-
Proceeds from issuance of stock	216		216
Purchase of treasury stock	(265)		(265)

Net Cash used by Financing Activities	(8,972)		(8,972)

Net (decrease) increase in Cash and Cash Equivalents	12,291		12,291

Cash and Cash Equivalents at Beginning of Year	660	(29)	631

Cash and Cash Equivalents at October 2	$12,951	(29)	$12,922

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

Management and its independent auditors, Ernst & Young LLP, have determined that this failure to comply with such routine account reconciliation procedures is a material weakness in internal controls.

The interim financial statements contained in a form 10-Q are required to be reviewed under Statement on Auditing Standards No. 100, "Interim Financial Statements", (SAS 100), by an independent public accountant pursuant to rule 10-01(d) of the securities and Exchange Commission's Regulation S-X. The Company's independent public accountants had not completed their review of the account reconciliations described in the second preceding paragraph at the time the Company filed its interim report on Form 10-Q for the fiscal period ended October 2, 2004. Accordingly, the independent public accountant's had not completed their SAS 100 review procedures. Its independent public accountants have since advised the Company that they have completed their SAS 100 review procedures for the fiscal period ended October 2, 2004.

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

PART II - OTHER INFORMATION

Item 6. (a) Exhibits

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

MOD-PAC CORP.
(Registrant)

Date: February 7, 2005	By: /s/ C. Anthony Rider
C. Anthony Rider Vice President-Finance and Treasurer (Principal Financial Officer and Chief Accounting Officer)