Form 10-K/A
MOD PAC CORP
filed 2005-02-07
CIK 1191857

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10 - K/A
(Amendment No. 1)

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

                                Yes   X                                                                       No  ___

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. (X)

        Indicate by checkmark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).         Yes                     No  _x__

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

EXPLANATORY NOTE

MOD-PAC CORP. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was originally filed on March 25, 2004 (the "Form 10-K"), to restate the 2003 financial statements and related footnote disclosures to correct an error which overstated the cash balance reported on the balance sheet at December 31, 2003 by $679,000.  This correction to cash resulted in: (a) increased cost of Products Sold of $209,000, and increased Selling General and Administrative Expenses of $2,000 for a total reduction in income before taxes of $211,000, (b) reduced income taxes of $76,000 because of the additional costs of products sold and Selling General and Administrative Expenses, (c) decreased net income by $135,000 and net income per diluted share by $0.03, (d) an increase in amounts due from Astronics Corporation of $402,000, (e) an increase in net property, plant and equipment by $66,000. In addition, the Company has revised Item 9A to include information about the impact of the restatements on its internal controls.  This Amendment No. 1 amends only the following portions of the Form 10-K; the remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1.  This Amendment No. 1 does not reflect events occurring after the original filing date of the Form 10-K.

This Amendment No. 1 contains changes to the following disclosures:
•	Part II - Item 6. Selected Financial Data

•	Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II - Item 8. Financial Statements and Supplementary Data

•	Part II - Item 9A. Controls and Procedures

•	Part IV - Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 6. SELECTED FINANCIAL DATA

(dollars in thousands except for per share data)	2003	2002	2001	2000	1999
Performance:	Restated (1)
Net Sales	$ 41,215	$ 32,121	$ 30,842	$ 26,464	$ 24,325
Cost of Products Sold	$ 31,474	$ 24,110	$ 23,350	$ 18,710	$ 16,727
Gross Margin	23.6%	24.9%	24.3%	29.3%	31.2%
Selling, General and Administrative Expenses	$ 6,161	$ 4,973	$ 4,596	$ 4,042	$ 3,976
Operating Margin	8.7%	9.5%	9.4%	14.0%	14.9%
Net Income	$ 2,065	$ 1,959	$ 1,733	$ 2,742	$ 2,539
Net Margin	5.0%	6.1%	5.6%	10.4%	10.4%
Basic Earnings Per Share	$ 0.55	$ 0.49	$ 0.43	$ 0.70	$ 0.66
Weighted Average Shares Outstanding -- Basic	3,772	4,017	4,026	3,915	3,855
Diluted Earnings Per Share	$ 0.54	$ 0.48	$ 0.42	$ 0.68	$ 0.64
Weighted Average Shares Outstanding -- Diluted	3,837	4,100	4,108	4,007	3,975
Return on Average Assets	5.9%	6.6%	6.0%	10.1%	9.6%
Return on Average Equity	9.8%	8.5%	7.0%	12.2%	12.9%

Year End Financial Position:
Total Assets	$ 40,381	$ 30,042	$ 29,682	$ 27,873	$ 26,445
Long Term Debt (excluding current portion)	9,657	4,412	290	448	618
Shareholders' Equity	21,816	20,389	25,494	23,761	21,019
Book Value Per Share	$ 5.86	$ 5.18	$ 6.48	$ 6.04	$ 5.34

Other Data:
Depreciation and Amortization	$ 4,075	$ 3,054	$ 3,004	$ 2,938	$ 2,754
Capital Expenditures	$ 8,600	$ 8,014	$ 1,427	$ 1,316	$ 4,957
Shares Outstanding -- Common	2,744	2,922	2,836	2,572	2,504
- Class B	976	1,013	1,206	581	334
Number of Registered Shareholders -- Common	806	n/a	n/a	n/a	n/a
(as of March 9, 2004) - Class B	1,756	n/a	n/a	n/a	n/a
(1) See Note 11 to the consolidated financial statements for information related to the restatements of 2003 accounts.
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (restated)

Net Sales
 Net sales were up 28.3% in 2003 compared with 2002. For the year 2003, net sales were $41.2 million compared with $32.1 million in 2002, an increase of $9.1 million.

Commercial print-on-demand, which had net sales of $13.6 million for 2003, accounted for $7.2 million of this increase. This more than doubled the 2002 level of $6.4 million. These sales are all pursuant to our long-term supply agreement with VistaPrint Limited. Revenue under our cost plus one-third mark-up arrangement with VistaPrint is driven by the cost of production resources, such as equipment, personnel and factory infrastructure as well as material costs, such as paper, press plates and ink, dedicated to completing VistaPrint's order flow. In response to VistaPrint's forecast for order flow, the Company rapidly expanded the resources dedicated to the commercial print-on-demand business in the first half of 2003, which in turn resulted in sharp consecutive quarter over quarter revenue growth. In the second half of 2003, we continued to add additional resources but at a slower pace than in the first half of 2003, which was reflected in the second half 's rate of revenue expansion for this product line.

Net sales of custom folding cartons were up $1.3 million, or 9.6%, in 2003 to $14.8 million from $13.5 million in 2002. The increase was split between increased volume at existing accounts and the addition of new accounts.

Net sales in MOD-PAC's stock box product line experienced a slight increase of $0.1 million to $9.5 million from $9.4 million in 2002.

Personalized print net sales grew almost 12%, or $0.3 million, to $3.2 million from $2.9 million in 2002. We have increased our internet marketing activities and broadened the product line.

Net sales were up 4.1% in 2002 compared with 2001. For the year 2002, net sales were $32.1 million compared with $30.8 million in 2001, an increase of $1.3 million. Short-run commercial printing, which had net sales of $6.2 million for the year, generated the growth; nearly double the 2001 level of $3.2 million. The growth in short-run commercial printing more than offset the decline in sales of the custom folding carton product line for 2002. Custom folding carton net sales in 2002 were $13.7 million compared with $15.1 million in 2001. The decrease mostly occurred in a couple key accounts as a direct result of volume declines experienced by these customers for their products or from product line rationalizations, all as a result of the weakness of the economy experienced in 2002.

Cost of Products Sold
 As a percentage of net sales, cost of products sold was fairly stable during each of the three years ended December 31 at 76.4%, 75.1% and 75.7%, for the years 2003, 2002 and 2001, respectively. Generally we were able to balance capacity increases with enough volume to offset the associated costs of production resources needed to increase capacity. Throughout the three-year period, we have added additional capacity measured both in terms of equipment and production hours available. For example, during most of 2001 we had three high-speed presses running up to two shifts a day; by the second half of 2003 we had six high-speed presses running as many as three shifts a day.

Selling, General and Administrative Costs
 As a percentage of net sales, selling, general and administrative costs remained fairly consistent at 15.0% in 2003, 15.5% in 2002 and 14.8% in 2001. (Expense allocations from Astronics Corporation in the first quarter 2003 and for the years 2002 and 2001 are included in selling, general and administrative costs.) The majority of selling, general and administrative costs are related to salaries and benefits for sales and administrative personnel, which have increased due to additional headcount, salary adjustments and increased costs for benefits such as employee medical and dental. In addition, $0.1 million one-time costs associated directly with the spin-off, as well as $0.4 million in recurring costs associated with being a separate public company, affected 2003.

Interest Expense
 Interest expense in 2003 was $245 thousand. Even though this is a significant increase from the $12 thousand and $24 thousand incurred in 2002 and 2001, respectively, it is still less than 1% of sales. The increase in 2003 is a result of borrowings to fund the Company's capital program.

Loss on Disposal of Assets
 The loss on sale of assets in 2003 and 2001 of $101 thousand and $13 thousand, respectively, results from the sale or disposal of mainly pre-press equipment and components, which became redundant as a result of the Company's implementation of more advanced technology.

Provision for Income Taxes
 Our effective income tax rate was 36.2% in 2003, compared with 35.3% in 2002 and 39.5% in 2001. The 2001 tax rate was higher than normal due to a valuation allowance for deferred tax assets recorded in that year.

Net Income
 Net income in 2003 was $2.1 million, an increase of $0.1 million over 2002. This increase was a result of a $0.5 million increase in operating income, due to the 28.3% increase in sales, offset by the increased interest expense, the loss on disposal of equipment and higher income taxes.

Net income in 2002 was $2.0 million, an increase of $0.2 million over 2001. This increase was a result of a $0.1 million increase in operating income, due to increased sales, and a lower effective income tax rate.

Earnings Per Share
 Earnings per share calculations prior to the spin-off reflect the shares and options outstanding had the Distribution occurred at the beginning of each period presented. Shares used for the basic shares outstanding prior to the Distribution reflect the shares outstanding of Astronics Corporation factored by the distribution ratio. The net effect of dilutive stock options prior to the Distribution relates only to stock options held by employees of the Company and the Directors of Astronics. Since the date of the Distribution, the Company's shares and dilutive stock options are used in the EPS calculations. The diluted earnings per share calculation for 2003 excludes 54,052 stock options that were anti-dilutive at December 31, 2003. In the second quarter of 2003, the Company repurchased 199,082 shares of its common stock which was approximately 5% of the shares then outstanding. These repurchases had a $0.02 per share favorable effect on the 2003 basic and diluted EPS calculation.

Liquidity
 In 2003, cash provided by operating activities was $6.2 million, compared to $6.8 million in 2002, a decrease of $0.6 million, because increased net income and non-cash items such as depreciation and deferred income taxes were offset by increased requirements for working capital components. In 2002, cash provided by operating activities was $6.8 million compared with $4.2 million in 2001, an increase of $2.6 million, primarily because the Company was able to reduce cash used to fund working capital components in 2002 by $1.8 million.

Capital expenditures in 2003 were $8.6 million compared with $8.0 million in 2002 and $1.4 million in 2001. Most of these expenditures are related to additional production equipment and, to a lesser extent, additional production facilities. In 2001, we also acquired the property rights to production equipment valued at $3.2 million through a long term operating lease. During the three-year period ended December 31, 2003, we doubled our high speed press capacity by adding three large format presses. In connection with these presses we invested substantially in pre-press and post-press equipment. We also added three production lines based on leading edge digital press technology. We expanded production, warehouse and office space at both of our production facilities in Western New York. At our main production facility we installed a 2.1 megawatt power plant that will ensure source and stability of power to operate our production equipment.

We paid a $7.0 million dividend to Astronics at December 31, 2002 in connection with our spin-off from Astronics. Preceding the spin-off we closed on a $10 million term loan facility in February 2003, and subsequently, we paid all amounts due Astronics. In addition to the term loan facility, we have a line of credit available from a commercial bank for $6 million. Although we used the line of credit during 2003, there were no amounts outstanding on the line at December 31, 2003. The term loan is being amortized over seven years through 2010, and bears interest at floating rates, which are based on LIBOR, and is secured by our production equipment. The line of credit is unsecured, and amounts outstanding, if any, bear interest generally based on LIBOR or the bank's prime rate, at the Company's option. We are required to maintain certain financial covenants with regard to current ratio, net worth, leverage and debt service coverage. The net worth requirement limits our ability to pay dividends to 75% of our annual earnings after December 31, 2002, however, we have no intention of paying dividends for the foreseeable future.

During 2003, the Company expended $1.0 million for the repurchase of 199,082 shares. These repurchases occurred within the two-month period following the spin-off and it is unlikely that such an opportunity will recur, although the Company has an outstanding authorization from its Board to repurchase 200,000 shares. A portion of this authorization will be used for the small shareholder buy back program announced January 14, 2004.

At December 31, 2003, the Company had commitments to purchase capital equipment totaling $2,250,000. At December 31, 2003, outstanding irrevocable letters of credit were $345,000.

We believe that cash on hand of $.6 million at December 31, 2003, cash flow from operations, and the $6 million available on the line of credit are sufficient to meet our cash requirements for operations, capital expenditures, common stock redemptions and debt service for 2004.

Contractual Obligation
Payments Due by Period (000's omitted)
Contractual Obligation	Total	Less than 1 year	More than 1 year less than 3	More than 3 year less than 5	Over 5 years
Long-Term Debt	$ 9,286	$ 1,429	$ 2,858	$ 2,858	$ 2,141
Capital Lease Obligations	5,400	180	360	360	4,500
Operating Leases	3,187	492	984	933	778
Purchase Obligations	2,365	2,365	0	0	0
Deferred Compensation	879	569	115	96	99
Total	$ 21,117	$ 5,035	$ 4,317	$ 4,247	$ 7,518

Off-Balance Sheet Arrangements
 The only off-balance sheet arrangements the Company has are operating leases for production equipment. Rental expense under these non-cancelable leases was $440,000 in 2003, $424,000 in 2002 and $106,000 in 2001. Minimum future rental payments under non-cancelable lease obligations as of December 31, 2003 are: 2004, $492,000; 2005, $492,000; 2006, $492,000; 2007, $492,000; 2008, $441,000; and thereafter, $778,000. The Company has the right to purchase the leased equipment for the fair market value at the end of the lease.

Market Risks
 As a result of short cycle times, the Company does not have any long-term commitments to purchase production raw materials or sell products that would present significant risks due to price fluctuations. Raw paper stock is available to us from multiple domestic sources; as a result, we believe the risk of supply interruptions due to such things as strikes at the source of supply or to logistics systems is limited.

Risks due to fluctuation in interest rates are a function of the Company's floating rate debt obligations that total $9.3 million at December 31, 2003. As a result, a change of 1% in interest rates would impact annual net income by approximately $58,000.

As a result of the commissioning of its 2.1 megawatt cogeneration facility in May of 2003, over 90% of the Company's power needs are met through natural gas. The Company has investigated supply contracts of various lengths; currently it has a supply contract through March 31, 2004 at $5.12 per decatherm. The price of natural gas has fluctuated widely in the past 24 months, from a low of $3.00 per decatherm to a high of $7.00, and is currently above $5.12 per decatherm. A one-dollar per decatherm change in the price of natural gas would affect the Company's annual net income by $32,000. A back-up power source would be a diesel-powered generator. The Company has made arrangements for and tested this alternative.

We have no foreign operations, nor do we transact any business in foreign currencies. Accordingly, we have no foreign currency market risks.

Recently Issued Accounting Standards

Except for compliance costs associated with Sarbanes-Oxley and related regulations, there are no recently issued accounting standards that will have a material impact on our financial position or results of operations. The cost of compliance associated with Sarbanes-Oxley is not determinable, but it is likely to exceed $200,000 (pre-tax) on an annual basis.

In 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Purpose Entities. The consolidation requirements of Interpretation No. 46 apply to variable purpose entities for the calendar year 2003. The Company has no, nor is it planning to, create any special purpose entities which it otherwise would not have consolidated but for Interpretation No. 46.

In 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Company has no, nor is it planning to, issue any financial instruments that would be governed by FASB Statement No. 150.

Critical Accounting Policies
 The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In developing such estimates, management evaluates the facts known to it at the time and applies such facts within the framework of certain critical accounting policies that govern valuation allowances of the Company's assets. These policies include determining the need for a valuation allowance with respect to doubtful accounts receivable, lower of cost or market reserves related to the Company's inventories, depreciation allowances and impairment reserves with respect to the Company's long-lived assets and valuation allowances with respect to the realizability of deferred tax assets. Often, management must make certain assumptions about the future when applying these policies. Management uses past experience in developing such assumptions about the future. Actual experience will be different than the assumptions made and the differences could result in material adjustments to management's estimates.

Specifically and with respect to deferred tax assets, the Company had gross deferred tax assets at December 31, 2003 of $1.7 million, which relate primarily to New York State Investment Tax Credits. These credits are subject to certain statutory provisions, such as the length of available carry-forward period and minimum tax, which reduces the probability of realization of the full value of such credits. Management established a reserve of $1.0 million for these credits based on actual historical realization rates and the statutory carry-forward period. Due to the Company's rate of capital expenditures, annual amounts of tax credits generated have generally exceeded its annual utilization rate of such credits. As long as this trend continues, management likely will make annual additions to the reserve. Changes in the New York State tax law or the tax status of the Company's operations in New York State would require adjustments to the reserve.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (restated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF MOD-PAC CORP.

    We have audited the accompanying balance sheets of MOD-PAC CORP. as of December 31, 2003 and 2002, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MOD-PAC CORP. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully described in Note 11, the financial statements for the year ended December 31, 2003 have been restated.

Buffalo, New York
January 30, 2004,
except for Note 11 as to which the date is
December 23, 2004

MOD-PAC CORP.

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)	December 31
	2003	2002
	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$ 631	$ 1
Trade accounts receivable:
VistaPrint (note 5)	2,239	927
All other customers	2,930	2,803
Allowance for doubtful accounts	(36)	(4)
Net trade accounts receivable	5,133	3,726
Refundable income taxes	641	53
Due from Astronics Corporation	476	-
Inventories	2,878	2,868
Prepaid expenses	338	87
Total current assets	10,097	6,735
Property, plant and equipment, at cost Land	864	463
Buildings and equipment	10,762	7,745
Machinery and equipment	42,105	30,895
Construction in progress	83	4,616
	53,814	43,719
Less accumulated depreciation and amortization	24,870	21,048
Net property, plant and equipment	28,944	22,671
Other assets	1,340	689
Total assets	$ 40,381	$ 30,095

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$ 1,429	$ 630
Account payable	2,107	1,330
Accrued expenses	1,639	859
Total current liabilities	5,175	2,819
Long-term debt	9,657	4,412
Deferred compensation	894	606
Deferred income taxes	2,839	1,869
Shareholders' equity
Common stock, $.01 par value, authorized 20,000,000 shares, issued 2,943,384 in 2003; 2,921,981 in 2002	30	30
Class B stock, $.01 par value, authorized 5,000,000 shares, issued 975,979 in 2003; 1,013,043 in 2002	10	10
Additional paid-in capital	359	-
Accumulated other comprehensive loss	(59)	(64)
Retained earnings	22,478	20,413
	22,818	20,389
Less treasury stock: 199,082 shares in 2003	(1,002)	-
Total shareholders' equity	21,816	20,389
	$ 40,381	$ 30,095

See accompanying notes.

MOD-PAC CORP.

CONSOLIDATED INCOME STATEMENT

(in thousands, except share data)	Year ended December 31,
	2003	2002	2001
	(Restated)
Net sales
Costs and expenses:	$ 41,215	$ 32,121	$ 30,842
Cost of products sold	31,474	24,110	23,350
Selling, general and administrative expenses	6,161	4,973	4,596
Interest expense	245	12	24
Total costs and expenses	37,880	29,095	27,970
Loss on disposal of assets	(101)	-	(13)
Income before taxes	3,234	3,026	2,859
Provision for income taxes	1,169	1,067	1,126
Net income	$ 2,065	$ 1,959	$ 1,733
Earnings per share:
Basic	$ 0.55	$ 0.49	$ 0.43
Diluted	$ 0.54	$ 0.48	$ 0.42

See accompanying notes.

MOD-PAC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31,
(in thousands)	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES	(Restated)
Net income	$ 2,065	$ 1,959	$ 1,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,075	3,054	3,004
Provision for doubtful accounts	32	(22)	(51)
Deferred compensation	86	284	232
Provision for deferred taxes	970	63	65
Loss on disposal of assets	101	-	13
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(1,439)	1,237	(1,511)
Refundable income taxes	(587)	(47)	-
Due from Astronics	(476)	-	-
Inventories	(10)	(366)	804
Prepaid expenses	(250)	114	(81)
Accounts payable	777	461	(141)
Accrued expenses	874	87	89
Net cash provided by operating activities	6,218	6,824	4,156

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of assets	-	-	15
Dividend paid to Astronics in connection with the spin-off	-	(7,000)	-
Change in other assets	(405)	(132)	(60)
Capital expenditures	(8,600)	(8,014)	(1,427)
Net cash used in investing activities	(9,005)	(15,146)	(1,472)

CASH FLOWS FROM FINANCING ACTIVITIES
New long-term debt	10,000	-	-
Principal payments on long-term debt	(1,005)	(158)	(169)
Due from or due to Astronics Corporation -- through spin-off	(4,751)	8,480	(2,515)
Proceeds from issuance of stock	175	-	-
Purchase of treasury stock	(1,002)	-	-
Net cash provided by (used in) financing activities	3,417	8,322	(2,684)

Net change in cash and cash equivalents	630	-	-
Cash and cash equivalents at beginning of year	1	1	1
Cash and cash equivalents at end of year	$ 631	$ 1	$ 1

DISCLOSURE OF CASH PAYMENTS
Interest	$ 224	$ 12	$ 24
Income taxes	$ 635	$ 1,043	$ 1,036

See accompanying notes.

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock		Class B Stock		Treasury Stock
(in thousands)	Shares Issued	Par Value	Shares Issued	Par Value	Shares	Cost	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehen- sive Income
Balance at December 31, 2000	2,572	$ 26	581	$ 6					$ 23,729
Net income									1,733	$ 1,733
Adjustments to shares outstanding as a result of activity at Astronics:
Stock distribution	-	-	808	8					(8)
Stock repurchases	(20)	-	-	-					-
Exercise of stock options	93	-	8	-					-
Class B stock converted	191	2	(191)	(2)					-
Balance at December 31, 2001	2,836	$ 28	1,206	$ 12					$ 25,454
Net income									1,959	$ 1,959
Mark to market adjustment for derivatives (net of income tax benefit of $39)								$ (64)		(64)
Total comprehensive income										$ 1,895
Dividend paid to Astronics in connection with the Spin-Off									(7,000)
Adjustments to shares outstanding as a result of activity at Astronics:
Stock repurchases	(144)	-
Exercise of stock options	27	-	10
Class B stock converted	203	$ 2	(203)	$ 2
Balance at December 31, 2002	2,922	$ 30	1,013	$ 10				$ (64)	$20,413
Net income (Restated)									2,065	$ 2,065
Reclassification of loss included in net income (net of income tax benefit of $3)								5		5
Total comprehensive income (Restated)										$ 2,070
Stock option and employee stock purchase plans	41	-	3	-			$ 174
Adjustments to shares outstanding for Astronics: stock repurchases	(54)	-	(6)	-
Class B stock converted	34		(34)
Transfer of assets from Astronics in conjunction with the spin-off							185
Treasury stock purchased					199	$ 1,002
Balance at December 31, 2003 (Restated)	2,943	$ 30	976	$ 10	199	$ 1,002	$ 359	$ (59)	$22,478

See accompanying notes.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

On March 14, 2003, MOD-PAC CORP. (the Company) was spun-off from Astronics Corporation by means of a tax-free distribution (the Distribution) of all of the outstanding shares of MOD-PAC CORP.'s common stock and Class B stock. The Astronics Board of Directors set a one-for-two distribution ratio, in which (i) each Astronics common stock owner received one share of MOD-PAC CORP. common stock for every two shares of Astronics common stock owned on the record date for the Distribution and (ii) each Astronics Class B stock owner received one share of MOD-PAC CORP. Class B for every two shares of Astronics Class B stock owned on the record date for the Distribution. As a result of the Distribution, MOD-PAC CORP. became a separately traded, publicly held company.

In connection with the Distribution, MOD-PAC CORP. declared and recorded a dividend to Astronics as of December 31, 2002 in the amount of $7 million.

At December 31, 2002 the Company owed Astronics $4,751,000. This amount has been classified as a long-term obligation because it was refinanced with a portion of the proceeds of a $10 million seven-year term note that the Company closed with HSBC Bank USA on February 20, 2003.

Historically, Astronics provided certain administrative services to MOD-PAC CORP., as with all of its subsidiaries. These services included corporate payroll and employee benefits administration, legal, tax, treasury and risk management. Costs incurred by Astronics for these administrative services were allocated to its operating units, including MOD-PAC CORP., proportionately based on sales, which should approximate the costs that would have been incurred by it on a stand-alone basis. Management believes that the method for allocation of these administrative costs by Astronics to MOD-PAC is reasonable. All other administrative costs, including insurance premiums, outside legal costs, and salaries and benefits of the Company's employees have been charged directly to the Company. Amounts allocated from Astronics for the period prior to the Distribution in 2003 were $225,000 and in 2002 and 2001 were $1,002,000 and $886,000, respectively.

Astronics also administers programs in which MOD-PAC CORP. participates, including medical and insurance programs. Costs for these programs are billed to MOD-PAC CORP. based on actual usage, which should approximate those that would have been incurred on a stand-alone basis.

Prior to the Distribution, the Company was recapitalized. Astronics exchanged its existing shares of our common stock for approximately 2,868,316 shares of our common stock and approximately 1,007,341 shares of our Class B stock. The accompanying financial statements give retroactive effect to this recapitalization.

2.     Significant Accounting Policies

Revenue and Expense Recognition

The Company is a manufacturer and printer of folding cartons used primarily in the confectionary and consumer product markets. The Company also markets its printing and imprinting capabilities to the short-run commercial and the personalized print markets. Short-run commercial printing includes business cards and direct mail post cards. Personalized printing and imprinting includes items used for social occasions such as invitations and napkins. The vast majority of the Company's sales are to customers in North America, although the Company often ships orders to destinations outside of North America on behalf of its North American customers.

Revenue is recognized on the accrual basis, which is either at the time of shipment of goods or, in the case of the supply agreement with VistaPrint, when contract costs are incurred. There are no significant contracts allowing for right of return. A trade receivable is recorded at the value of the sale. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Amounts not collected from customers within 120 days of the due date of the invoice are credited to an allowance for doubtful accounts. After collection efforts have been exhausted, uncollected balances are charged off to the allowance. For the year ended December 31, 2003, VistaPrint Limited accounted for 33% of the Company's net sales, respectively. For the year ended December 31, 2002, VistaPrint Limited and Kendall/Tyco accounted for 19.3% and 11.8% of the Company's net sales, respectively. For the year ended December 31, 2001, Kendall/Tyco, Hershey Foods and VistaPrint Limited accounted for 13.9%, 12.2% and 10.4% of the Company's net sales, respectively. Shipping and handling costs are expensed as incurred and are included in costs of products sold. Sales exclude discounts and allowances. All repairs and maintenance costs are charged to expense. The Company does not provide services such as engineering or design for which it receives revenues.

Advertising costs are expensed when incurred and were $198,000 in 2003, $119,000 in 2002 and $113,000 in 2001.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For purposes of pro forma disclosures, the estimated fair value of the Company's stock options at the date of grant is amortized to expense over the options' vesting period. The Company's pro forma information for the three years ended December 31, 2003 is presented in the table below:
(in thousands)	2003 (Restated)	2002	2001
Net income as reported	$ 2,065	$ 1,959	$ 1,733
Adjustment to record compensation expense for stock option awards under the fair value method of accounting	(142)	(123)	(202)
Pro forma net income	$1,923	$ 1,836	$ 1,531
Pro forma basic earnings per share	$ 0.51	$ 0.46	$ 0.38
Pro forma diluted earnings per share	$ 0.50	$ 0.45	$ 0.37

Earnings Per Share

Earnings per share computations are based upon the following table:

	Year ended December 31,
(in thousands, except per share data)	2003 (Restated)	2002	2001
Net income	$ 2,065	$ 1,959	$ 1,733
Basic earnings per share weighted average shares	3,772	4,017	4,026
Net effect of dilutive stock options	65	83	82
Diluted earnings per share weighted average shares	3,837	4,100	4,108
Basic earnings per share	$ 0.55	$ 0.49	$ 0.43
Diluted earnings per share	$ 0.54	$ 0.48	$ 0.42

Earnings per share calculations prior to the spin-off reflect the shares and options outstanding had the Distribution occurred at the beginning of each period presented. Shares used for the basic shares outstanding prior to the Distribution reflect the shares outstanding of Astronics Corporation factored by the distribution ratio. The net effect of dilutive stock options prior to the Distribution relates only to stock options held by employees of the Company and the Directors of Astronics. Since the date of the Distribution the Company's shares and dilutive stock options are used in the EPS calculations. The diluted earnings per share calculation for 2003 excludes 54,052 stock options that were anti-dilutive at December 31, 2003.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions have been eliminated.

Property, Plant and Equipment

Depreciation of property, plant and equipment is computed on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Estimated useful lives of the assets are: buildings, 10-40 years; and machinery and equipment, 3-10 years.

The cost of properties sold, or otherwise disposed, and the accumulated depreciation thereon are eliminated from the accounts, and the resulting gain or loss is reflected in income. Renewals and betterments are capitalized; maintenance and repairs are expensed.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits that are not expected to be realized. The Company was included in the consolidated federal income tax return of Astronics Corporation through the date of the spin-off however; income tax expense has been recorded on a separate return basis.

Cash and Cash Equivalents

All highly liquid instruments with maturity three months or less at the time of purchase are considered cash equivalents.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories
 Inventories are stated at the lower of cost or market, with cost being determined in accordance with the first-in, first-out method. Inventories at December 31, are as follows:

(in thousands)	2003	2002
Finished goods	$ 1,707	$ 1,655
Work in progress	151	237
Raw material	1,020	976
	$ 2,878	$ 2,868

Capital Stock

Class B Stock is identical to common stock, except Class B Stock has ten votes per share, is automatically converted to common stock when sold or transferred, and cannot receive dividends unless an equal or greater amount is declared on common stock. As of December 31, 2003, 1,976,000 shares of common stock have been reserved for issuance upon conversion of the Class B stock and for options granted under the employee and director stock option plans.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Long-lived Assets

Long-lived assets to be held and used are initially recorded at cost. The carrying value of these assets is evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments are recognized if future undiscounted cash flows and earnings from operations are not expected to be sufficient to recover the long-lived assets. The carrying amounts are then reduced by the estimated shortfall of the discounted cash flows.

Recently Issued Accounting Standards

There are no recently issued accounting standards not yet adopted that are expected to have a material impact on the Company's financial position or results of operations.

In 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits, to improve disclosures regarding defined benefit plans. This has no impact on the Company because it has no defined benefit pension plans.

In 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Interpretation No. 46 Consolidation of Variable Interest Entities, to improve the financial reporting of companies involved with variable interest entities. This has no impact on the Company currently because it is not involved with any variable interest entities.

In 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Company has no, nor is it planning to, issue any financial instruments that would be governed by FASB Statement No. 150.

3.     Long-Term Debt

The Company entered into a financing agreement with a commercial bank that provided the Company with a $10 million term loan facility. The term loan is secured by the Company's equipment the carrying value of which at December 31, 2003 was $12.5 million. The financing agreement also provides a $6 million unsecured line of credit.

The financing agreement requires the Company to maintain tangible net worth of $20,050,000 and limits the Company's ability to pay dividends to 75% of current earnings after December 31, 2002. In addition, the Company must comply with other financial covenants related to current ratio, leverage and debt service coverage.

In November of 2003, the Company entered into a lease transaction which gives it control of the real estate complex adjoining its main production facility. This complex consists of approximately 13 acres and buildings totaling approximately 270,000 square feet. It is a capital lease for accounting and financial reporting purposes, which means that the land and buildings are capitalized and depreciated, while the lease obligation is treated as the equivalent of a mortgage note. The lease is for a term of forty-nine years with the option to buy the underlying real estate and terminate the lease in the 20th year. Lease payments are $180,000 annually which are accounted for as interest expense for financial reporting purposes. The purchase option in the twentieth year is $1,800,000, which represents the principal balance of the obligation. The carrying value of the underlying real estate is $2,032,000 at December 31, 2003.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term debt consists of the following:
(in thousands)	2003	2002
Amount due Astronics Corporation	$ 0	$ 4,751
Term loan due in quarterly installments through 2010 plus interest based on LIBOR	9,286	0
Capitalized lease obligation due in 2023; bears interest at 10%; payable monthly	1,800	0
Other	0	291
	11,086	5,042
Less estimated current maturities	1,429	630
	$ 9,657	$ 4,412

4.     Operating Leases
 The Company leases production equipment under various operating leases. Rental expense under these leases was $440,000 in 2003, $424,000 in 2002 and $106,000 in 2001. Minimum future rental payments under non-cancelable lease obligations as of December 31, 2003 are: 2004, $492,000; 2005, $492,000; 2006, $492,000; 2007, $492,000; 2008, $441,000, thereafter, $778,000. The Company has the right to purchase the leased equipment for the fair market value at the end of the lease.

5.     Transactions with VistaPrint Limited
 The Company performed printing and order fulfillment services for VistaPrint Limited, resulting in net sales of $3,220,000, $6,198,000 and $13,631,000 during each of the years in the three-year period ended December 31, 2003, respectively. VistaPrint Limited owed MOD-PAC CORP. $927,000 and $2,239,000 at December 31, 2002 and 2003, respectively, related to such services. Robert S. Keane, the son of Kevin T. Keane, is a shareholder in and chief executive officer of VistaPrint Limited. In addition, Kevin T. Keane is a shareholder in VistaPrint Limited, holding less than 5% of its capital stock.

The Company has a supply agreement with VistaPrint Limited pursuant to which the Company is VistaPrint Limited's exclusive North American supplier of printed products. Printed products delivered to VistaPrint Limited's customers pursuant to this agreement are billed to VistaPrint Limited at the Company's fully burdened cost divided by 0.75. VistaPrint Limited is obligated to pay the Company for such shipments within 40 days of invoice date. This agreement expires April 2, 2011. In connection with this agreement, the Company equipped a pilot production facility in Lexington, Massachusetts. The equipment related to this facility has a net carrying value of $403,000 and is located in an office leased by VistaPrint Limited for its U.S. operations. The costs associated with operating this pilot production facility, including any facility and other costs billed to MOD-PAC CORP. by VistaPrint Limited, are included in the fully burdened costs that are divided by 0.75 and billed to VistaPrint Limited. In September 2002, MOD-PAC CORP. purchased printing equipment from VistaPrint Limited for $412,000.

VistaPrint Limited has retained the right to produce its own printed products for delivery outside of North America. However, if VistaPrint Limited were to seek to outsource the production of any such printed products, the Company has an additional agreement with VistaPrint Limited, whereby VistaPrint Limited is obligated to give the Company a commercially reasonable opportunity to bid for the manufacturing rights of VistaPrint Limited's printed products outside of North America. Pursuant to this agreement, the price for products shall be negotiated, but in no event shall they exceed the Company's fully burdened cost divided by 0.75. This agreement also expires April 2, 2011.

6.     Stock Option and Purchase Plans
 Historically, the Company's employees participated in stock option plans sponsored by Astronics Corporation. In connection with the Distribution the Company granted, to its employees holding Astronics options, substitution options under its stock option plan. The substitution options preserve the intrinsic value of the Astronics options that were outstanding at the date of the Distribution. To determine the number and exercise price of the Company's options to be substituted, the Company multiplied the number of shares purchasable under each Astronics stock option by a ratio determined at the time of the Distribution and divided the exercise price per share of each option by the same ratio. This ratio was determined by reference to the fair value of Astronics common stock and the Company common stock at the time of the Distribution, so as to equalize the intrinsic value of the option before and after the Distribution. Under SEC regulations, fair value for this purpose is defined as the first trade immediately following the distribution. Fractional shares were rounded down to the nearest whole number of shares. The other terms of the substituted options are the same as those in effect under the Astronics options immediately prior to the Distribution.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MOD-PAC CORP. established the Incentive Stock Option Plans for the purpose of attracting and retaining executive officers and key employees, and to align management's interests with those of the shareholders of MOD-PAC CORP. Generally, the options must be exercised within ten years from the grant date and vest ratably over a five-year period. The exercise price for the options is equal to the fair market value at the date of grant.

MOD-PAC CORP. established the Directors' Stock Option Plans for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of its shareholders. The options must be exercised within ten years from the grant date. The exercise price for the options is equal to the fair market value at the date of grant.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2002 and 2003; risk-free interest rate of 6.0%, 5.5% and 4.0%, respectively; dividend yield of 0% for all three years; volatility factor of the expected market price of MOD-PAC common stock of .35 for all three years; and a weighted average expected option life of 7 years for all three years. The weighted average fair value at the grant date of options granted during 2001, 2002 and 2003 was $4.82, $5.59, and $2.76, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of stock option activity for the years ended December 31 follows:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	311,249	$ 5.56	337,082	$ 4.53	304,392	$ 3.87
Options granted	66,000	$ 6.62	27,100	$ 10.62	26,500	$ 15.77
Options forfeited	(154,724)	$ 3.80	--	--	--	--
Adjustments to maintain intrinsic value as a result of stock distributions	--	--	--	--	67,403	$ (1.13)
Adjustment to actual amount of substitution options granted	48,611	$ (1.60)	--	--	--	--
Options exercised	(22,320)	$ (1.55)	(52,933)	$ 1.77	(61,213)	$ 1.10
Outstanding at the end of year	248,816	$ 6.29	311,249	$ 5.56	337,082	$ 4.53
Exercisable at December 31	106,293	$ 5.20	258,410	$ 4.65	287,719	$ 3.74

Exercise prices for options outstanding as of December 31, 2003 range as follows:
Exercise Price Range	Number of Options Granted/Exercisable	Weighted Average Price	Weighted Average Contractual Life
$0.86 to $2.60	40,911/40,911	$ 2.08	2.49
$5.21 to $7.74	153,853/49,752	$ 5.66	7.38
$10.34 to $12.41	54,052/15,630	$ 11.27	7.55

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MOD-PAC CORP. established the Employee Stock Purchase Plan to encourage its employees to invest in the Company. The plan provides employees that have been with the Company for at least a year the option to invest up to 20% of their cash compensation (up to an annual maximum of $20,000) in the Company's common stock at a price equal to 85% of the fair market value of the Company's common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle and all money withheld from the employee's pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employee's pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2003, employees have outstanding options to purchase 27,821 shares at $6.25 per share on September 30, 2004.

7. Income Taxes

The provision for income taxes consists of the following:

	Years ended December 31,
(in thousands)	2003	2002	2001
Currently payable
US Federal	$ 211	$ 973	$ 978
State	(12)	31	83
Deferred	970	63	65
	$ 1,169	$ 1,067	$ 1,126

The effective tax rates differ from the statutory federal income tax rate as follows:

	Years ended December 31,
	2003	2002	2001
Statutory federal income tax rate	34.0%	34.0%	34.0%
Non-deductible expense	.5	.3	.4
State income tax, net of federal income tax benefit	--	.7	1.9
Other	--	.3	--
State investment tax credits, net of federal benefit	--	--	(6.8)
Change in valuation allowance	1.7	--	10.0
	36.2%	35.3%	39.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2003 and 2002 are as follows:

(in thousands)	2003	2002
Long-term deferred tax liabilities: Tax depreciation over book depreciation	$ 3,991	$ 2,629
Long-term deferred assets: State investment tax credit carry forwards	1,718	1,324
Other - net	422	148
Total long-term deferred tax assets	2,140	1,472
Valuation allowance for deferred tax assets related to investment tax credit carryforwards	(988)	(712)
Net long-term deferred tax asset	1,152	760
Net long-term deferred tax liability	$ 2,839	$ 1,869

At December 31, 2003, the Company had state investment tax credit carryforwards of $2,604,000 expiring through 2018. The deferred tax asset valuation allowance at December 31, 2001 was $712,000.

8.     Profit Sharing/401(k) Plan
 Prior to the Distribution, the Company participated in the Astronics qualified Profit Sharing/401(k) Plan. Subsequent to the Distribution, the assets in the Astronics Plan were transferred into the MOD-PAC CORP. Qualified Profit Sharing /401K Plan. Most of the Company's full-time employees are eligible for annual contributions based on percentages of pre-tax income. In addition, employees may contribute a portion of their salary to the 401(k), which is partially matched by the Company. The plan may be amended or terminated at any time. Total charges to income for the Company plan and the predecessor Astronics Plan were $511,000, $388,000 and $435,000 in 2003, 2002 and 2001, respectively.

9.     Transactions with Astronics
 In connection with the Distribution, the Company executed the Separation and Distribution Agreement (Distribution Agreement) and certain related agreements that are summarized below. This summary is qualified in all respects by the terms of the Distribution Agreement and such related agreements.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distribution Agreement
 Pursuant to the Distribution Agreement, Astronics transferred to the Company all assets and liabilities associated with the Company that were not already in its name and distributed to its shareholders all of the shares of the Company's common stock and Class B stock owned by Astronics. Pursuant to the Distribution, each holder of Astronics common stock received one share of the Company's common stock for every two shares of Astronics common stock held by him or her on the record date, and each holder of Astronics Class B stock received one share of the Company's Class B stock for every two shares of Astronics Class B stock held by him or her on the record date. The Distribution Agreement also provides, among other things, that the Company indemnifies Astronics for all liabilities, including contingent liabilities, relating to the Company's business and that certain contingent liabilities not allocated to one of the parties will be shared equally by the Company and Astronics.

Employee Benefits Agreement and Plans
 The Company and Astronics entered into an Employee Benefits Agreement, pursuant to which the Company created independent employee benefit plans that are substantially similar to the existing Astronics' plans, at the Distribution date. The agreement provides for the transfer of assets and liabilities of various Astronics employee benefit plans related to the Company's employees. Generally, following the Distribution, Astronics ceases to have any liability or obligation to the Company's employees and their beneficiaries under any of Astronics benefit plans, programs or policies.

Tax Sharing Agreement
 The Company and Astronics entered into a Tax Sharing Agreement, which governs the Company's and Astronics' respective rights, responsibilities and obligations after the Distribution with respect to taxes for the periods ending on or before Distribution. Generally, pre-Distribution taxes that are clearly attributable to the business of one party will be borne solely by that party, and other pre-Distribution taxes will be shared by the parties based upon a formula set forth in the Tax Sharing Agreement. In addition, under the Tax Sharing Agreement, liability for taxes that are incurred as a result of the restructuring activities undertaken to implement the Distribution will be borne 60% by Astronics and 40% by the Company. If the Distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of our stock or assets, or some other action of ours, then the Company will be solely liable for any resulting corporate taxes.

Interim Services Agreement
 The Company and Astronics entered into an Interim Services Agreement, whereby Astronics will provide the Company, on an interim, transitional basis, payroll processing, general ledger preparation, financial reporting, training, shareholder relations, risk management and benefits administration services. The agreed upon charges for such services are generally intended to allow Astronics to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, without profit, and will be allocated between us and Luminescent Systems, Inc., a subsidiary of Astronics, on a fifty-fifty basis. Amounts paid to Astronics for such services for the period after the distribution date through December 31, 2003 was $506,000.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Selected Quarterly Financial Information (unaudited)

(in thousands)	2003				2002
	Q4 *	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Net sales	$12,439	$10,194	$ 9,414	$ 9,168	$ 9,637	$ 7,700	$ 7,221	$ 7,563
Cost of products sold	9,612	7,781	7,245	6,836	7,201	5,762	5,518	5,629
Net income	$ 683	510	$ 345	$ 527	$ 719	$ 460	$ 303	$ 477
Earnings per share
Basic	$ 0.19	$ 0.14	$ 0.09	$ 0.13	$ 0.18	$ 0.12	$ 0.08	$ 0.12
Diluted	$ 0.19	$ 0.14	$ 0.09	$ 0.13	$ 0.18	$ 0.12	$ 0.07	$ 0.12
* Restated

In connection with the Distribution, the Company adopted a non-qualified supplemental retirement defined benefit plan (SERP) for certain executives, similar to the Astronics existing supplemental benefit plan. In each of the first three quarters of 2003, MOD-PAC charged $81,000 to income before taxes for benefits under the SERP. On December 15, 2003 the Board of Directors cancelled the SERP. As a result, the Company reversed the $243,000 provided in the first three quarters of 2003 into income before taxes in the fourth quarter of 2003.

11.     Restatements and Change in Classification

The Company has restated its previously issued financial statements for the year ended December 31, 2003 to reduce the cash balances previously reported on the balance sheet at December 31, 2003 by $679,000.  This correction to cash resulted in: (a) increased cost of Products Sold of $209,000, and increased Selling General and Administrative Expenses of $2,000 for a total reduction in income before taxes of $211,000, (b) reduced income taxes of $76,000 because of the additional costs of products sold and Selling General and Administrative Expenses, (c) decreased net income by $135,000 and net income per diluted share by $0.03, (d) an increase in amounts due from Astronics Corporation of $402,000, (e) an increase in net property, plant and equipment by $66,000.

Balance Sheet:
(in thousands, except share data)	December 31, 2003
	As reported	Adjustments	As restated
ASSETS
Current assets
Cash and cash equivalents	$ 1,310	($ 679)	$ 631
Trade accounts receivable:
VistaPrint	2,239		2,239
All other customers	2,930		2,930
Allowance for doubtful accounts	(36)		(36)
Net trade accounts receivable	5,133		5,133
Refundable income taxes	565	76	641
Due from Astronics Corporation	74	402	476
Inventories	2,878		2,878
Prepaid expenses	338		338
Total current assets	10,298	(201)	10,097
Property, plant and equipment, at cost Land	864		864
Buildings and equipment	10,762		10,762
Machinery and equipment	42,035	70	42,105
Construction in progress	83		83
	53,744	70	53,814
Less accumulated depreciation and amortization	24,866	4	24,870
Net property, plant and equipment	28,878	66	28,944
Other assets	1,340		1,340
Total assets	$ 40,516	($ 135)	$ 40,381

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Restatements and Change in Classification (Continued)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$ 1,429		$ 1,429
Account payable	2,107		2,107
Accrued expenses	1,639		1,639
Total current liabilities	5,175		5,175
Long-term debt	9,657		9,657
Deferred compensation	894		894
Deferred income taxes	2,839		2,839
Shareholders' equity
Common stock, $.01 par value, authorized 20,000,000 shares, issued 2,943,384	30		30
Class B stock, $.01 par value, authorized 5,000,000 shares, issued 975,979	10		10
Additional paid-in capital	359		359
Accumulated other comprehensive loss	(59)		(59)
Retained earnings	22,613	(135)	22,478
	22,953	(135)	22,818
Less treasury stock: 199,082 shares in 2003	(1,002)		(1,002)
Total shareholders' equity	21,951	(135)	21,816
	$ 40,516	($ 135)	$ 40,381

Income Statement:
(in thousands, except share data)	Year ended December 31, 2003
	As reported	Adjustments	As restated
Net sales
Costs and expenses:	$ 41,215		$ 41,215
Cost of products sold	31,265	$ 209	31,474
Selling, general and administrative expenses	6,159	2	6,161
Interest expense	245		245
Total costs and expenses	37,669	211	37,880
Loss on disposal of assets	(101)	-	(101)
Income before taxes	3,445	(211)	3,234
Provision for income taxes	1,245	(76)	1,169
Net income	$ 2,200	$ (135)	$ 2,065
Earnings per share:
Basic	$ 0.58	$ (0.03)	$ 0.55
Diluted	$ 0.57	$ (0.03)	$ 0.54

MOD-PAC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Restatements and Change in Classification (Continued)

Statement of Cash Flows:
	Year ended December 31, 2003
(in thousands)	As reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,200	$ (135)	$ 2,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,071	4	4,075
Provision for doubtful accounts	32		32
Deferred compensation	86		86
Provision for deferred taxes	970		970
Loss on disposal of assets	101		101
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(1,439)		(1,439)
Refundable income taxes	(511)	(76)	(587)
Due from Astronics	(74)	(402)	(476)
Inventories	(10)		(10)
Prepaid expenses	(250)		(250)
Accounts payable	777		777
Accrued expenses	874		874
Net cash provided by operating activities	6,827	(609)	6,218

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of assets	-		-
Change in other assets	(405)		(405)
Capital expenditures	(8,530)	(70)	(8,600)
Net cash used in investing activities	(8,935)	(70)	(9,005)

CASH FLOWS FROM FINANCING ACTIVITIES
New long-term debt	10,000		10,000
Principal payments on long-term debt	(1,005)		(1,005)
Due from or due to Astronics Corporation -- through spin-off	(4,751)		(4,751)
Proceeds from issuance of stock	175		175
Purchase of treasury stock	(1,002)		(1,002)
Net cash provided by (used in) financing activities	3,417		3,417

Net change in cash and cash equivalents	1,309	(679)	630
Cash and cash equivalents at beginning of year	1		1
Cash and cash equivalents at end of year	$ 1,310	$ (679)	$ 631

DISCLOSURE OF CASH PAYMENTS
Interest	$ 224		$ 224
Income taxes	$ 635		$ 635

Item 9A.     CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. However, as described below in "- Third Quarter review of compliance with financial statement closing procedures," management later determined that routine account reconciliations for accounts, such as cash and accounts payable, had not been performed in an accurate and timely manner during 2003 and that this failure to comply with such routine account reconciliation procedures was a material weakness in internal controls at December 31, 2003.

Third Quarter review of compliance with financial statement closing procedures

As a result of a review of compliance with financial statement closing procedures, conducted in connection with the Company's Quarterly Report on Form 10-Q for the fiscal period ended October 2, 2004, the Company's senior management determined that routine account reconciliations for accounts, such as cash and accounts payable, had not been performed in an accurate and timely manner during 2003 and 2004. Management immediately undertook an intensive program to complete and/or reperform such account reconciliations, which was completed on November 22, 2004.

Management and its independent auditors, Ernst & Young LLP, has determined that this failure to comply with such routine account reconciliation procedures is a material weakness in internal controls.

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
AND REPORTS ON FORM 8-K

                The following financial statements and supplemental schedule of MOD-PAC CORP. and Report of Independent Registered Public Accounting Firms thereon are included herein:

(a) (1) FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2003 (Restated) and 2002

Statements of Operations for the years ended December 31, 2003 (Restated), 2002 and 2001

Statements of Shareholders' Equity for the years ended December 31, 2003 (Restated), 2002 and 2001

Statements of Cash Flows for the years ended December 31, 2003 (Restated), 2002 and 2001

Notes to Financial Statements (Restated)

                2.     Financial Statement Schedules

                                    Schedule II Valuation and qualifying accounts

SCHEDULE II

MOD-PAC CORP.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year	Description	Balance at the Beginning of Period	Charged to Costs and Expense	Write-offs/ Recoveries	Balance at End of Period

2003	Allowance for Doubtful Accounts	$4	$ 46	$ (14)	$ 36
2002	Allowance for Doubtful Accounts	$26	$ 22	$ (44)	$ 4
2001	Allowance for Doubtful Accounts	$77	$ 12	$ (63)	$26

2003	Valuation allowance -Deferred Tax
	Assets	$712	$276	-	$988
2002	Valuation allowance -Deferred Tax
	Assets	$712	-	-	$712
2001	Valuation allowance -Deferred Tax
	Assets	$429	283	-	$712

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

3(a)	Restated Certificate of Incorporation; incorporated by reference to exhibit 3.1 of the Registrant's, Form 10/A Registration Statement Dated January 28, 2003.

(b)	By-Laws, as amended; incorporated by reference to exhibit 3.2 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

4.1	Secured $16,000,000 Credit Agreement with HSBC Bank USA, dated February 20, 2003.

10.1*	MOD-PAC CORP. Supplemental Retirement Plan; incorporated by reference to exhibit 10.9 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.2*	MOD-PAC CORP. 2002 Stock Option Plan; incorporated by reference to exhibit 10.6 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.3*	MOD-PAC CORP. 2002 Director Stock Option Plan; incorporated by reference to exhibit 10.8 the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.4*	MOD-PAC CORP. Employee Stock Purchase Plan; incorporated by reference to exhibit 10.7 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

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

13

2003 Annual Report to Shareholders; incorporated by reference to exhibits 13 (21) of Registrant's Form 10-K Dated March 25, 2004.

(Except for those portions that are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

21	Subsidiaries of the Registrant; incorporated by reference to exhibit 21 of Registrant's Form 10-K Dated March 25, 2004.

23	Consent of Independent Auditors; filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarnbanes-Oxley Act of 2002. (Filed Herewith)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarnbanes-Oxley Act of 2002. (Filed Herewith)

32.1	Certification pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarnbanes-Oxley Act of 2002. (Furnished Herewith)

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2005.

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

Signature	Title	Date

/s/ William G. Gisel Jr.	Director	February 7, 2005
William G. Gisel Jr.

/s/ Daniel G. Keane	Director	February 7, 2005
Daniel G. Keane

/s/ Kevin T. Keane	Director	February 7, 2005
Kevin T. Keane

/s/ Robert J. McKenna	Director	February 7, 2005
Robert J. McKenna

s/ Howard Zemsky	Director	February 7, 2005
Howard Zemsky