Form 10-K
period 2004-12-31
MOD PAC CORP
filed 2005-03-09
CIK 1191857

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

               Yes ☑                     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by checkmark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

               Yes ☐                     No ☑

     As of March 7, 2005, 3,646,199 shares were outstanding, consisting of 2,860,283 shares of Common Stock $.01 Par Value and 785,916 shares of Class B Stock $.01 Par Value. The aggregate market value, as of July 2, 2004, of the shares of Common Stock and Class B Stock of MOD-PAC CORP. held by non-affiliates was approximately $29,095,605 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).

DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2005 are incorporated by reference into Part III of this Report.

PART I

Item 1. BUSINESS

     MOD-PAC CORP is a differentiated, high value-added print services firm operating a unique low-cost business model. We are an innovative company that aggressively integrates technology into our marketing and operations to provide on-demand print products and services for our customers.

     Consistently outpacing the printing industry over each of the last five years, our key differentiator is our success at being a just-in-time producer of short-run, quality print products. We apply lean manufacturing processes coupled with state-of-the-art printing technologies to challenge our competition and expand our market share. MOD-PAC’s strategy is to leverage our capabilities to meet the growing needs of on-demand print and to expand our service offering to address more of the print value chain.

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

Full Color Print-on-Demand:

Short-run Commercial Printing: Primarily sold to a single internet-based customer, VistaPrint Limited, that aggregates orders from the North American market, we take advantage of these large order flows to provide select products such as business cards, direct mail pieces and marketing brochures on an as ordered basis. This effective approach eliminates the need to stock inventory and is targeted toward the extensive small office/home office market (SOHO).

Personalized Printed Products: We personalize specialty items such as invitations, napkins, and stationery. We provide our own distinctive designs for all social occasions such as weddings, graduations, and anniversaries. These products are marketed through resellers such as Bridal and Gift shops as well as Internet resellers and our own retail website.

General Development of Business

     The spin-off from Astronics Corporation on March 14, 2003 was an important event in the Company’s history. The spin-off was accomplished by means of a distribution (the Distribution) of all of the outstanding shares of MOD-PAC CORP.’s common stock and Class B stock. The shares of MOD-PAC CORP. were distributed on a pro rata basis to the shareowners of Astronics in a tax-free distribution. The Astronics Board of Directors set a one-for-two distribution ratio, in which (i) each Astronics common stock owner received one share of MOD-PAC CORP. common stock for every two shares of Astronics common stock owned on the record date for the Distribution and (ii) each Astronics Class B stock owner received one share of MOD-PAC CORP. Class B stock for every two shares of Astronics Class B stock owned on the record date for the Distribution. At the time of the Distribution, MOD-PAC CORP. became a separately traded, publicly held company.

     In connection with the Distribution, MOD-PAC CORP. declared and recorded a dividend to Astronics as of December 31, 2002 in the amount of $7 million. At December 31, 2002 the Company owed Astronics $4,751,000. This amount was repaid with a portion of the proceeds of a $10 million seven-year term note that the Company closed with HSBC Bank USA on February 20, 2003.

     The series of supply agreements that the Company has had with VistaPrint and the related rapid growth of the commercial printing product line has also had a major impact on the Company’s development in recent years. In order to respond to the growth in sales of this product line, from $6.4 million in 2002 to $16.5 million in 2004, MOD-PAC had to rapidly increase its capacity resulting in capital expenditures over the last three years of $22.9 million and the doubling of its employment level to 470 employees. In July 2004, the Company announced a new supply agreement with VistaPrint and the termination of an existing agreement. In connection with this MOD-PAC received $22 million from VisatPrint on September 1, 2004. The new supply agreement extends through August 30, 2005 (the preceding supply agreement extended to April 2011). Among other things the new supply agreement creates opportunities for MOD-PAC to use production resources that had to be dedicated to VistaPrint for other customer orders.

Practices as to Maintaining Working Capital

     Part of the Company’s strategy is to minimize working capital requirements by reducing production cycle times. This generally has enabled the Company to generate substantially all its capital requirements from operations. The Company has no outstanding bank debt at December 31, 2004 and has substantial liquidity in the form of cash, cash equivalents and temporary investments, which total $14.8 million at December 31, 2004. The Company has available an unsecured line of credit of $6 million. Although it expects cash from operations in 2005 to be reduced by the payment of the $7.0 million of income tax payments that are reflected on the December 31, 2004 balance sheet, the $14.8 million of cash, cash equivalents and temporary investments and the $6 million line of credit will enable the Company to meet its obligations, other working capital requirements and capital expenditure needs in 2005.

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

Employees

     The Company employed approximately 470 employees as of December 31, 2004. The Company considers its relations with its employees to be good.

Raw Materials and Components

     Our principal raw materials are paperboard, paper and ink. These commodities are all available from multiple sources. We purchase most of these raw materials from a limited number of strategic and preferred suppliers. Although the paper industry is cyclical and prices can fluctuate, we have not been significantly adversely impacted in recent years by increases in paper prices.

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

Environmental and Other Governmental Regulation

     We are subject to various federal, state and local laws relating to the protection of the environment. We continually assess our obligations and compliance with respect to these requirements. We believe that we are in material compliance with all existing applicable environmental laws and permits and our current expenditures will enable us to remain in material compliance. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur expenditures in order to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations or financial condition and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2005.

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

Item 2. PROPERTIES

We maintain our corporate headquarters and conduct our operations at the following facilities:

		Square	Owned or
Location	Type of Facility	Footage	Leased
Buffalo, NY	Corporate headquarters; printing and manufacturing	250,000	Owned
Blasdell, NY	Printing and imprinting	50,000	Owned
Buffalo, N.Y.	Office and warehouse	230,000	Leased

     We believe that the 250,000 square foot corporate headquarters, printing and manufacturing property and the Blasdell property have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. The Company entered into a fifty year lease for the 230,000 square feet of office and warehouse buildings in November 2003. These buildings are adjacent to our corporate headquarters, printing and manufacturing property and were acquired for potential expansion of such facilities. In 2004 we undertook a survey of these buildings and developed a rehabilitation program. In 2004 we spent $0.9 million in connection with this rehabilitation program and in 2005 we have budgeted approximately $1.7 million to continue it.

Item 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

Item 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES EQUITY SECURITIES

     On March 14, 2003, the Company was spun-off from Astronics Corporation in a tax-free distribution to the shareholders of Astronics Corporation and became listed on the NASDAQ national market under the symbol MPAC. Except for a special $7,000,000 dividend paid to Astronics Corporation on December 31, 2002 in connection with its spin-off from Astronics, the Company has not paid any cash dividends in the three year period ended December 31, 2004. It has no plans to pay dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business. There were approximately 662 registered shareholders for the Company’s Common stock and 641 registered shareholders for the Class B stock, as of March 7, 2005.

     Quarterly information for each period since the Distribution on the range of prices for the Company’s Common Stock appears in the following table:

	2004	2003
First	$7.40 - $8.87	$4.16 - $5.95
Second	8.16 - 9.00	4.65 - 6.65
Third	9.00 - 11.50	6.43 - 8.45
Fourth	$10.81 - $13.05	$6.66 - $8.19

PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER

			(c)Total Number of
			Shares (or Units)	(d) Maximum Number of
	(a) Total Number of	(b) Average Price	Purchased as Part of	Shares (or Units) that May
	Shares (or Units)	Paid per Share	Publicly Announced	Yet Be Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs
Oct. 1 – Oct. 31, 2004	5,729	10.85	5,729	165,899
Nov. 1 – Nov. 30, 2004	0	N/A	0	165,899
Dec. 1 - Dec. 31, 2004	100,328	12.17	100,328	193,672	*
Total	106,057	12.09	106,057	193,672

*	On December 15, 2004 the Company’s Board Of Directors increased the balance of the outstanding authorization to 200,000 shares. Subsequently, in December 2004 the Company acquired 6,328 shares.

Item 6. SELECTED FINANCIAL DATA

(dollars in thousands except for per share data)	2004	2003	2002	2001	2000

	Restated (1)
Performance:
Revenue	$50,280	$41,215	$32,121	$30,842	$26,464
Cost of Products Sold	$37,008	$31,474	$24,110	$23,350	$18,710
Gross Margin	26.4%	23.6%	24.9%	24.3%	29.3%
Selling, General and Administrative Expenses	$7,658	$6,161	$4,973	$4,596	$4,042
Operating Margin	11.2%	8.7%	9.5%	9.4%	14.0%
Net Income	$3,722	$2,065	$1,959	$1,733	$2,742
Net Margin	7.4%	5.0%	6.1%	5.6%	10.4%
Basic Earnings Per Share	$1.00	$0.55	$0.49	$0.43	$0.70
Weighted Average Shares Outstanding – Basic	3,728	3,772	4,017	4,026	3,915
Diluted Earnings Per Share	$0.97	$0.54	$0.48	$0.42	$0.68
Weighted Average Shares Outstanding – Diluted	3,821	3,837	4,100	4,108	4,007
Return on Average Assets	7.6%	5.9%	6.6%	6.0%	10.1%
Return on Average Equity	16.2%	9.8%	8.5%	7.0%	12.2%

Year End Financial Position:
Total Assets	$57,960	$40,381	$30,042	$29,682	$27,873
Long Term Debt (excluding current portion)	$2,057	$9,657	$4,412	$290	$448
Shareholders’ Equity	$24,272	$21,816	$20,389	$25,494	$23,761
Book Value Per Share	$6.66	$5.86	$5.18	$6.48	$6.04

Other Data:
Depreciation and Amortization	$4,951	$4,075	$3,054	$3,004	$2,938
Capital Expenditures	$6,316	$8,600	$8,014	$1,427	$1,316
Shares Outstanding — Common	2,717	2,744	2,922	2,836	2,572
— Class B	925	976	1,013	1,206	581
Number of Registered Shareholders - Common	662	806	n/a	n/a	n/a
(as of March 7, 2005) - Class B	641	1,756	n/a	n/a	n/a

(1)	See Note 13 to the consolidated financial statements for information related to the restatements of 2003 amounts.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read together with the Selected Financial Data and our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of many factors including those under the caption “Forward-Looking Information.”

Overview

     Our strategy for growth is operations based and market driven. As a small participant in two large markets, commercial printing and folding cartons, our goal is to challenge other companies serving the industry by offering speed, variability and flexibility at prices that are competitive with those that pursue a business model based on long lead times and large production runs. In the period covered by the discussion and analysis our operations have been significantly influenced by the activities generated by our supply agreements with VistaPrint Limited. Our financial position was influenced significantly by the spin-off from Astronics and a expansion program relating to our production capacity and infrastructure to accommodate our growth both realized and expected. In 2004, the Company stepped up its expenditures on sales and marketing resources and activities for both its custom folding carton product line and to expand market channels for commercial printing beyond VistaPrint. These sales and marketing expenditures will continue into 2005.

Revenue

2004 compared to 2003

Revenue increased 22% in 2004 compared to 2003. For the year 2004, revenue was $50.3 million compared with $41.2 million in 2003, an increase of $9.1 million.

Commercial print-on-demand, which had net product sales of $16.5 million for 2004, accounted for $2.9 million of this increase – up 21.3% from the 2003 level of $13.6 million. Directly related to this product line is the amortization of the advance payment from VistaPrint which provided an additional $2.4 million of revenue in 2004. Thus total revenue related to our commercial print business was $18.9 million, nearly all of which was pursuant to our supply agreements with VistaPrint Limited. During the first eight months of 2004 our contract with VistaPrint provided revenue to us under a long-term cost recovery approach: the term of the agreement stretched to April 2011 and we billed to VistaPrint our costs of the plant that was dedicated to their requirements plus a one-third mark-up. On September 1, 2004 this arrangement changed to a more traditional customer/vendor supply arrangement: the definitive term of the agreement was changed to one year through August 31, 2005 and the pricing structure was changed to a units based approach. In connection with this MOD-PAC received an advance payment of $22 million. This advance payment is being amortized over 36 months; the 12-month definitive term of the current agreement and the 24-month period for which a pricing framework is described in the current agreement relative to any subsequent agreements.

Net sales of custom folding cartons were up $3 million, or 20.3% in 2004 to $17.8 million from $14.8 million in 2003. About 60% of this increase came from new customers and about 40% of the increase came from increased volume at existing customers.

Net sales in MOD-PAC’s stock box product line experienced a 3.2% increase of $0.3 million to $9.8 million from $9.5 million in 2003.

Personalized print net sales realized a slight increase of $0.1 million to $3.3 million from $3.2 million in 2003.

2003 compared to 2002

Net sales were up 28.3% in 2003 compared with 2002. For the year 2003, net sales were $41.2 million compared with $32.1 million in 2002, an increase of $9.1 million.

Commercial print-on-demand, which had net sales of $13.6 million for 2003, accounted for $7.2 million of this increase. This more than doubled the 2002 level of $6.4 million. These sales are all pursuant to the supply agreement with VistaPrint Limited, which was replaced in 2004 with the supply agreement that we currently operate under. Revenue under the agreement that governed our business with VistaPrint in 2003 was calculated based on cost plus a one-third mark-up and was driven by the cost of production resources, such as equipment, personnel and factory infrastructure as well as material costs, such as paper, press plates and ink, dedicated to completing VistaPrint’s order flow. In response to VistaPrint’s forecast for order flow, the Company rapidly expanded the resources dedicated to the commercial print-on-demand business in the first half of 2003, which in turn resulted in sharp consecutive quarter over quarter revenue growth. In the second half of 2003, we continued to add additional resources but at a slower pace than in the first half of 2003, which was reflected in the second half ‘s rate of revenue expansion for this product line.

Net sales of custom folding cartons were up $1.3 million, or 9.6%, in 2003 to $14.8 million from $13.5 million in 2002. The increase was split between increased volume at existing accounts and the addition of new accounts.

Net sales in MOD-PAC’s stock box product line experienced a slight increase of $0.1 million to $9.5 million from $9.4 million in 2002.

Personalized print net sales grew almost 10.3%, or $0.3 million, to $3.2 million from $2.9 million in 2002. In 2003 we increased our internet marketing activities and broadened the product line.

Cost of Products Sold

As a percentage of revenues, cost of products sold were 73.6%, 76.4% and 75.1%, for the years 2004, 2003 and 2002, respectively. As an operating strategy we do not want to be capacity constrained. We have been and are continuing to systematically build a “superprint facility”. Our objective is to do this while maintaining our gross and operating margins within historical ranges. Generally we were able to balance capacity increases with enough volume to offset the associated costs of production resources needed to increase capacity. Throughout the three-year period, we have added additional capacity measured both in terms of equipment and production hours available. During 2002 we had four high-speed presses generally running two shifts a day. In the first half of 2003 we added two high-speed presses; by the second half of 2003 we were generally running three shifts a day. In 2004 we added another high-speed press and continued to increase the capabilities of our second and third shifts mainly through increased supervision and production support such as engineering, material handling, shipping and receiving. Our workforce at our main production facility – our superprint facility – more than doubled during this period of time and currently stands at 364. Throughout this period we added four digital presses, three high-speed computer to plate lines and, in late 2004, several post press machines. This aggressive ramp-up of capacity and associated costs has put upward pressure on our costs as it relates to revenue. The decrease in cost of products sold in 2004 to 73.6% of revenue from 76.4% of revenue in 2003 is a result of the amortization into 2004’s revenue of $2.4 million of the advanced payment from VistaPrint, which provided a benefit to this ratio of 3.8% of revenue offset by the costs associated with our increased capacity not recovered through volume increases amounting to 0.7% of revenue and the affect on revenue of the change in our billing structure with VistaPrint which was 0.3% of revenue. The increase in cost of products sold in 2003 to 76.4 % of revenue from 75.1% of revenue in 2002 is a result of the costs associated with our increased capacity not recovered through volume increases

Selling, General and Administrative Costs

As a percentage of net sales, selling, general and administrative costs remained fairly consistent at 15.2% in 2004, 14.9% in 2003, and 15.5% in 2002. (Expense allocations from Astronics Corporation in the first quarter 2003 and for the year 2002 are included in selling, general and administrative costs.) The majority of selling, general and administrative costs are related to salaries and benefits for sales and administrative personnel, which have increased due to additional headcount, salary adjustments and increased costs for benefits such as employee medical and dental. In addition, both 2004 and 2003 were affected by the increased costs of being a separate public company, which were $0.4 million in each year (0.8 % of revenue in 2004 and 1.0% of revenue in 2003). In 2004, sales expenses increased $0.8 million or 1.6% of revenue. This increase is associated with expanding our sales and marketing effort and developing our commercial print product line.

Interest Expense

Interest expense was $410 thousand, $245 thousand and $12 thousand, respectively, in 2004 2003 and 2002. The 2004 expense includes $95 thousand reclassified from other comprehensive income related to a cash flow hedge on the debt that was prepaid in 2004. Otherwise, the increases in 2004 and 2003 are a result of borrowings to fund the Company’s capital program.

Loss on Disposal of Assets

The loss on sale of assets in 2003 of $101 thousand results from the sale or disposal of mainly pre-press equipment and components, which became redundant as a result of the Company’s implementation of more advanced technology.

Provision for Income Taxes

Our effective income tax rate was 29.7% in 2004, 36.2% in 2003 and 35.3% in 2002. The 2004 tax rate was lower than normal mainly due to a reduction in the valuation allowance for deferred tax assets related to state tax credits.

Net Income

Net income in 2004 was $3.7 million, an increase of $1.6 million or 76.2% over 2003’s net income of $2.1 million. This increase was mainly a result of the 22.0% increase in revenue, which enabled us to widen operating margins and, a lower effective income tax rate.

Net income in 2003 was $2.1 million, an increase of $0.1 million over 2002. This increase was a result of a $0.7 million increase in operating income, due to the 28.3% increase in revenue, offset by the increased interest expense, the loss on disposal of equipment and higher income taxes.

Earnings Per Share

Earnings per share (EPS) calculations prior to the spin-off reflect the shares and options outstanding had the Distribution occurred at the beginning of each period presented. Shares used for the basic shares outstanding prior to the Distribution reflect the shares outstanding of Astronics Corporation factored by the distribution ratio. The net effect of dilutive stock options prior to the Distribution relates only to stock options held by employees of the Company and the Directors of Astronics. Since the date of the Distribution, the Company’s shares and dilutive stock options are used in the EPS calculations. The diluted earnings per share calculation for 2003 excludes 54,052 stock options that were anti-dilutive at December 31, 2003. In the second quarter of 2003, the Company repurchased 199,082 shares of its common stock, which was approximately 5% of the shares then outstanding. These repurchases had a $0.02 per share favorable effect on the 2003 basic and diluted EPS calculation. The diluted earnings per share calculation for 2004 excludes 24,094 stock options that were anti-dilutive at December 31, 2004. Although the Company repurchased 133,829 shares of its common stock in 2004, 100,328 of the shares repurchased occurred in December 2004 and as a result, the 2004 repurchases did not affect the results of basic and diluted EPS calculations.

Liquidity

In 2004, cash provided by operating activities was $30.6 million, $24.4 million more than the $6.2 million in 2003. This significant increase was mainly due to the $22 million advance payment received from VistaPrint supplemented by a reduction in working capital components. In 2003, cash provided by operating activities was $6.2 million, compared to $6.8 million in 2002, a decrease of $0.6 million, because increased net income and non-cash items such as depreciation and deferred income taxes were offset by increased requirements for working capital components.

Capital expenditures in 2004 were $6.3 million compared with $8.6 million in 2003 and $8.0 million in 2002. Most of these expenditures are related to additional production equipment and, to a lesser extent, additional production facilities. During the three-year period ended December 31, 2004, we increased our high-speed press capacity by 43% with the addition of three large format presses. In connection with these presses we invested substantially in pre-press and post-press equipment. We also added four production lines based on leading edge digital press technology. We expanded production, warehouse and office space at both of our production facilities in Western New York. At our main production facility we installed a 3.1-megawatt power plant that will ensure source and stability of power to operate our production equipment. Although the Company’s expansion plans are ongoing it expects to contain capital expenditures to approximately $5 million in 2005. The company acquired temporary investments in 2004 of $12.2 million with its extra cash — $7.0 million of this will be used in 2005 to pay income taxes above our regular requirements as all of the income taxes associated with the advanced payment from VistaPrint will be paid in 2005.

We paid a $7.0 million dividend to Astronics at December 31, 2002 in connection with our spin-off from Astronics. Preceding the spin-off we closed on a $10 million term loan facility in February 2003, and subsequently, we paid all amounts due Astronics. In addition to the term loan facility, we have a line of credit available from a commercial bank for $6 million. Although we used the line of credit during 2003 and 2004, there were no amounts outstanding on the line at December 31, 2003 and 2004. The term loan was, prepaid in September 2004 with a portion of the advanced payment from VistaPrint. The line of credit is unsecured, and amounts outstanding, if any, bear interest generally based on LIBOR or the bank’s prime rate, at the Company’s option.

During 2004 and 2003, the Company expended $1.5 million and $1.0 million for the repurchase of a total of 332,911 shares. The Company has an outstanding authorization from its Board to repurchase 193,672 shares at December 31, 2004. The closing price of the Company’s common stock as of December 31, 2004 was $12.76. At this price the repurchase 193,672 shares would require $2,471,000.

At December 31, 2004, outstanding irrevocable letters of credit were $563,000.

We believe that cash on hand of $2.6 million at December 31, 2004, temporary investments of $12.2 million, cash flow from operations, and the $6 million available on the line of credit are sufficient to meet our cash requirements for operations, income tax payments, capital expenditures, common stock redemptions and debt service for 2005.

Contractual Obligations

Payments Due by Period
(000’s omitted)
Contractual Obligation	Total	2005	2006-2007	2008-2009	After 2009

Long-Term Debt	$342	$85	$126	$39	$92
Capital Lease Obligations	5,220	180	360	360	4,320
Operating Leases	2,695	492	984	865	354
Deferred Compensation	384	33	156	96	99

Total	$8,641	$790	$1,626	$1,360	$4,865

Off-Balance Sheet Arrangements

The only off-balance sheet arrangements the Company has are operating leases for production equipment. Rental expense under these non-cancelable leases was $492,000 in 2004, $440,000 in 2003 and $424,000 in 2002. Minimum future rental payments under non-cancelable operating lease obligations as of December 31, 2004 are: 2005, $492,000; 2006, $492,000; 2007, $492,000; 2008, $441,000; 2009, $424,000; and thereafter, $354,000. The Company has the right to purchase the leased equipment for the fair market value at the end of the lease.

Relationship with VistaPrint Limited

The Company performed printing and order fulfillment services for VistaPrint Limited, resulting in revenue of $18,910,000 in 2004, $13,631,000 in 2003 and $6,198,000 in 2002. VistaPrint Limited owed MOD-PAC CORP. $1,870,000 and $2,239,000 at December 31, 2004 and 2003, respectively, related to such services. Robert S. Keane, the son of Kevin T. Keane, is a shareholder in and chief executive officer of VistaPrint Limited. In addition, Kevin T. Keane is a shareholder in VistaPrint Limited, holding less than 2% of its capital stock. The 2004 revenue attributable to VistaPrint includes $2,443,000 of amortization of the $22 million advanced payment received on September 1, 2004 in connection with the new supply agreement.

The Company has a supply agreement with VistaPrint Limited pursuant to which the Company is VistaPrint Limited’s exclusive North American supplier of printed products through August 30, 2005. This agreement, which replaced an agreement that extended to 2011 and whereby MOD-PAC charged VistaPrint on a cost plus one-third mark-up bases, sets prices on a unit bases and provides a framework for pricing products covered by any renewals or extensions through August 2007. The unit prices were arrived at by reference to MOD-PAC’s fully burdened costs for products subject to the agreement plus a 25% mark-up. The $22 million advanced payment was arrived at by negotiation between the two company’s and was mainly associated with providing MOD-PAC cost recovery and profit on the production resources developed or acquired which were dedicated to the fulfillment of VistaPrint’s business in North America. As of September 1, 2004 the Company had assets with a carrying value of $14 million and over one hundred employees dedicated to the VistaPrint fulfillment contract.

Trends and Uncertainties

A significant development for the Company in recent years, has been the growth of its commercial print product line revenues through its arrangements with VistaPrint Limited, which comprised 37% of the Company’s revenues in 2004. The Company expects, that after the expiration of the current supply agreement with VistaPrint at the end of August 2005, it will no longer be VistaPrint’s exclusive North American supplier. VistaPrint has announced its intention to build a production facility in Windsor, Ontario, Canada. Although the Company expects to continue to print and fulfill commercial printing orders from VistaPrint after August 2005 the amount of business, if any, will depend on whether a) the Company and VistaPrint agree to a subsequent supply agreement and b) VistaPrint’s needs which will be impacted by how quickly VistaPrint brings on production and fulfillment capacity in Canada and demand from its customers for its products.

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

Risks due to fluctuation in interest rates are not material to the Company at December 31, 2004 because of no exposure to floating rate debt and limited market risk on its $12,183,000 of temporary investments because interest is reset to market rates every 35 days.

Since May of 2003, over 90% of the Company’s power needs are met through natural gas. The Company has investigated supply contracts of various lengths; currently it has no supply arrangements for fixed prices. Historically, the price of natural gas has fluctuated widely. In the past 39 months natural gas prices have been as low as $3.00 per decatherm and as high as $7.50, and is currently trading around $6.00 per decatherm for March 2005 gas. A one-dollar per decatherm change in the price of natural gas would affect the Company’s annual net income by $80,000. Although the Company is concerned about cost and has from time to time acquired contracts for natural gas its main concern is availability. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel powered generator. Although such generators are generally available the Company cannot be assured that a generator adequate to meet the Company’s needs will be available if and when such need should arise.

We have no foreign operations, nor do we transact any business in foreign currencies. Accordingly, we have no foreign currency market risks.

The only change in market risks to the Company from 2003 to 2004 was the elimination in 2004 of the exposure to floating rate debt because of the retirement of all such debt in September of 2004.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005, which is when we expect to adopt it.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), no amounts of operating cash flows were recognized in prior periods for such excess tax deductions.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In developing such estimates, management evaluates the facts known to it at the time and applies such facts within the framework of certain critical accounting policies that govern valuation allowances of the Company’s assets. These policies include determining the need for a valuation allowance with respect to doubtful accounts receivable, lower of cost or market reserves related to the Company’s inventories, depreciation allowances and impairment reserves with respect to the Company’s long-lived assets and valuation allowances with respect to the realizability of deferred tax assets. Often, management must make certain assumptions about the future when applying these policies. Management uses past experience in developing such assumptions about the future. Actual experience will be different than the assumptions made and the differences could result in material adjustments to management’s estimates.

Specifically and with respect to deferred tax assets, the Company had gross deferred tax assets at December 31, 2004 of $8.6 million, which include $1.5 million related to New York State Investment Tax Credits. These credits are subject to certain statutory provisions, such as the length of available carry-forward period and minimum tax, which reduces the probability of realization of the full value of such credits. Management estimates the amount of credits the company is likely to realize in the future based on actual historical realization rates and the statutory carry-forward period. As a result of the analysis performed as of December 31,

2004, management adjusted the valuation allowance for these credits to $0.9 million. Due to the Company’s rate of capital expenditures, annual amounts of tax credits generated have generally exceeded its annual utilization rate of such credits. As long as this trend continues, management likely will make annual additions to the reserve. Changes in the New York State tax law or the tax status of the Company’s operations in New York State would require adjustments to the reserve. Most of the remaining $7.0 million of deferred tax assets relates primarily to the difference in the timing of the recognition of the $22 million VistaPrint advanced payment for financial statement purposes versus income tax return reporting. This deferred tax asset is considered by management to be realizable because of the predictability of the future taxable income from this advanced payment.

Forward Looking Information

Certain statements contained in this report are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the word “anticipate,” “believe,” “expect,” “estimate,” “project,” and similar expressions are generally intended to identify forward looking statements. Any forward looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in MOD-PAC’s communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product and market channel expansions, capacity utilization and expansion, and repurchase of capital stock, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties, and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

•	Overall economic and business conditions;

•	The demand for MOD-PAC’s goods and services;

•	Competitive factors in commercial printing and the folding cartons;

•	Changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	The availability and costs of natural gas supplies in Western New York State:

•	The internal and external costs of compliance with laws and regulations such as Section 404 of the Sarbanes-Oxley Act of 2002

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a result of short cycle times, the Company does not have any long-term commitments to purchase production raw materials or sell products that would present significant risks due to price fluctuations. Raw paper stock is available to us from multiple domestic sources; as a result, we believe the risk of supply interruptions due to such things as strikes at the source of supply or to logistics systems are limited.

     Risks due to fluctuation in interest rates are not material to the Company at December 31, 2004 because of no exposure to floating rate debt and limited market risk on its $12,183,000 of temporary investments because interest is reset to market rates every 35 days.

     Since May of 2003, over 90% of the Company’s power needs are met through natural gas. The Company has investigated supply contracts of various lengths; currently it has no supply arrangements for fixed prices. Historically, the price of natural gas has fluctuated widely. In the past 39 months natural gas prices have been as low as $3.00 per decatherm and as high as $7.50, and is currently at about $6.00 per decatherm for March 2005 gas. A one-dollar per decatherm change in the price of natural gas would affect the Company’s annual net income by $80,000. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel powered generator. Although such generators are generally available the Company cannot be assured that a generator adequate to meet the Company’s needs will be available if and when such need should arise.

     We have no foreign operations, nor do we transact any business in foreign currencies. Accordingly, we have no foreign currency market risks.

     The market risk that the Company was exposed to at December 31, 2003 were generally the same as described above except that the exposure to interest rate fluctuations on floating rate debt has been eliminated because the Company paid off all such debt in 2004.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying consolidated balance sheets of MOD-PAC CORP. as of December 31, 2004 and 2003, and the related consolidated income statement, statement of shareholders’ equity, and statement of cash flows for each of the three years in the period ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MOD-PAC CORP. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Buffalo, New York
January 28, 2005

MOD-PAC CORP.

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	2004	2003

		(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$2,584	$631
Temporary investments	12,183	—
Trade accounts receivable:
VistaPrint	1,870	2,239
All other customers	3,169	2,930
Allowance for doubtful accounts	(44)	(36)

Net trade accounts receivable	4,995	5,133
Refundable income taxes	—	641
Due from Astronics Corporation	—	476
Inventories	3,037	2,878
Prepaid expenses	281	338

Total current assets	23,080	10,097

Property, plant and equipment, at cost:
Land	864	864
Buildings and equipment	11,873	10,762
Machinery and equipment	47,602	42,105
Construction in progress	—	83

	60,339	53,744
Less accumulated depreciation and amortization	29,765	24,870

Net property, plant and equipment	30,574	28,944
Deferred income taxes	3,323	—
Other assets	983	1,340

Total assets	$57,960	$40,381

MOD-PAC CORP.

CONSOLIDATED BALANCE SHEET (Continued)

	2004	2003

		(Restated)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$85	$1,429
Due to Astronics Corporation	38	—
Account payable	2,533	2,107
Income taxes payable	6,961	—
Accrued expenses	2,075	1,639

Total current liabilities	11,692	5,175

Long-term debt	2,057	9,657
Deferred compensation	384	894
Deferred income – advanced payment from VistaPrint	19,555	—
Deferred income taxes	—	2,839

Shareholders’ equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued 3,049,479 in 2004; 2,943,384 in 2003	31	30
Class B stock, $.01 par value, authorized 5,000,000 shares, issued 925,440 in 2004; 975,979 in 2003	10	10
Additional paid-in capital	574	359
Accumulated other comprehensive loss related to cash flow hedge	—	(59)
Retained earnings	26,200	22,478

	24,272	22,818

Less treasury stock at cost: 332,911 shares in 2004; 199,082 in 2003	(2,543)	(1,002)

Total shareholders’ equity	24,272	21,816

Total liabilities and shareholders’ equity	$57,960	$40,381

See accompanying notes.

MOD-PAC CORP.

CONSOLIDATED INCOME STATEMENT

(in thousands, except share data)	Years Ended December 31,
	2004	2003	2002

		(Restated)

Revenues	$50,280	$41,215	$32,121

Costs and expenses:
Cost of revenues	37,008	31,474	24,110
Selling, general and administrative expenses	7,658	6,161	4,973
Interest income	(94)	—	—
Interest expense	410	245	12

Total costs and expenses	44,982	37,880	29,095
Loss on disposal of assets	—	(101)	—

Income before taxes	5,298	3,234	3,026
Provision for income taxes	1,576	1,169	1,067

Net income	$3,722	$2,065	$1,959

Earnings per share:
Basic	$1.00	$0.55	$0.49

Diluted	$0.97	$0.54	$0.48

See accompanying notes.

MOD-PAC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,

(in thousands)	2004	2003	2002

	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,722	$2,065	$1,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,951	4,075	3,054
Provision for doubtful accounts	22	32	(22)
Deferred compensation	(510)	86	284
Deferred income taxes	(6,198)	970	63
Deferred Income – Advanced Payment from VistaPrint	19,555	—	—
Reclassification from other comprehensive income	95	—	—
Loss on disposal of assets	—	101	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable	116	(1,439)	1,237
Refundable or payable income taxes	7,602	(587)	(47)
Due from or due to Astronics	514	(476)	—
Inventories	(159)	(10)	(366)
Prepaid expenses	57	(250)	114
Accounts payable	426	777	461
Accrued expenses	436	874	87

Net cash provided by operating activities	30,629	6,218	6,824

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Temporary Investments	(12,183)	—	—
Dividend paid to Astronics in connection with the spin-off	—	—	(7,000)
Change in other assets	302	(405)	(132)
Capital expenditures	(6,316)	(8,600)	(8,014)

Net cash used in investing activities	(18,197)	(9,005)	(15,146)

CASH FLOWS FROM FINANCING ACTIVITIES
New long-term debt	200	10,000	—
Principal payments on long-term debt	(9,354)	(1,005)	(158)
Due from or due to Astronics — through spin-off		(4,751)	8,480
Proceeds from issuance of stock	216	175	—
Purchase of treasury stock	(1,541)	(1,002)	—

Net cash provided by (used in) financing activities	(10,479)	3,417	8,322

Net change in cash and cash equivalents	1,953	630	—
Cash and cash equivalents at beginning of year	631	1	1

Cash and cash equivalents at end of year	$2,584	$631	$1

DISCLOSURE OF CASH PAYMENTS
Interest	$341	$224	$12
Income taxes	$184	$635	$1,043

     See accompanying notes.

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

								Accumulated
	Common Stock		Class B Stock		Treasury Stock			Other		Comprehen
	Shares	Par	Shares	Par			Paid-In	Comprehensive	Retained	sive
(in thousands)	Issued	Value	Issued	Value	Shares	Cost	Capital	Income (Loss)	Earnings	Income

Balance at December 31, 2001	2,836	$28	1,206	$12					$25,454
Net income									1,959	$1,959

Mark to market adjustment for derivatives (net of income tax benefit of $39)								$(64)		(64)

Total comprehensive Income										$1,895
Dividend paid to Astronics in connection with the Spin-Off									(7,000)
Adjustments to shares outstanding as a result of activity at Astronics:
Stock repurchases	(144)	—
Exercise of stock options	27	—	10
Class B stock converted	203	2	(203)	(2)

Balance at December 31, 2002	2,922	$30	1,013	$10				$(64)	$20,413
Net income (Restated)									2,065	$2,065

Reclassification of loss included in net income (net of income tax of $3)								5		5

Total comprehensive income (Restated)										$2,070

Stock option and employee stock purchase plans	41	—	3	—			$174

Adjustments to shares outstanding for Astronics: stock repurchases	(54)	—	(6)	—

Class B stock converted	34	—	(34)	—

Transfer of assets from Astronics in conjunction with the spin-off							185

Treasury stock purchased					199	$1,002

Balance at December 31, 2003 (Restated)	2,943	$30	976	$10	199	$1,002	$359	$(59)	$22,478
Net income									3,722	$3,722

Reclassification of loss included in net income (net of income tax of $36)								59		59

Total comprehensive income										$3,781
Stock option and employee stock purchase plans	49	1	6	—			215
Class B stock converted	57	—	(57)	—
Treasury stock purchased					134	1,541

Balance at December 31, 2004	3,049	$31	925	$10	333	$2,543	$574	—	$26,200

See accompanying notes.

MOD-PAC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

On March 14, 2003, MOD-PAC CORP. (the Company) was spun-off from Astronics Corporation by means of a tax-free distribution (the Distribution) of all of the outstanding shares of MOD-PAC CORP.’s common stock and Class B stock. The Astronics Board of Directors set a one-for-two distribution ratio, in which (i) each Astronics common stock owner received one share of MOD-PAC CORP. common stock for every two shares of Astronics common stock owned on the record date for the Distribution and (ii) each Astronics Class B stock owner received one share of MOD-PAC CORP. Class B for every two shares of Astronics Class B stock owned on the record date for the Distribution. As a result of the Distribution, MOD-PAC CORP. became a separately traded, publicly held company.

In connection with the Distribution, MOD-PAC CORP. declared and recorded a dividend to Astronics as of December 31, 2002 in the amount of $7 million.

Historically, Astronics provided certain administrative services to MOD-PAC CORP., as with all of its subsidiaries. These services included corporate payroll and employee benefits administration, legal, tax, treasury and risk management. Costs incurred by Astronics for these administrative services were allocated to its operating units, including MOD-PAC CORP., proportionately based on sales, which should approximate the costs that would have been incurred by it on a stand-alone basis. Management believes that the method for allocation of these administrative costs by Astronics to MOD-PAC is reasonable. All other administrative costs, including insurance premiums, outside legal costs, and salaries and benefits of the Company’s employees have been charged directly to the Company. Amounts allocated from Astronics for the period prior to the Distribution in 2003 were $225,000 and in 2002 such allocations totaled $1,002,000.

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

2. Significant Accounting Policies

Revenue and Expense Recognition

The Company is a manufacturer and printer of folding cartons used primarily in the confectionary and consumer product markets. The Company also markets its printing and imprinting capabilities to the short-run commercial and the personalized print markets. Short-run commercial printing includes business cards and direct mail post cards. Personalized printing and imprinting includes items used for social occasions such as invitations and napkins. The vast majority of the Company’s sales are to customers in North America, although the Company often ships orders to destinations outside of North America on behalf of its North American customers.

Revenue is recognized on the accrual basis, which is at the time of shipment of goods, except for the advance payment received from VistaPrint, which is being amortized, on a straight line basis, over 36 months from September 2004 through August 2007. There are no significant contracts allowing for right of return. A trade receivable is recorded at the value of the sale. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Amounts not collected from customers within 120 days of the due date of the invoice are credited to an allowance for doubtful accounts. After collection efforts have been exhausted, uncollected balances are charged off to the allowance. For the years ended December 31, 2004 and 2003 VistaPrint limited accounted for 37.3% and 33%, respectively, of the Company’s revenues. For the year ended December 31, 2002, VistaPrint Limited and Kendall/Tyco accounted for 19.3% and 11.8% of the Company’s revenues, respectively. Costs related to shipping and handling costs are expensed as incurred and are included in costs of products sold. Revenue excludes discounts and allowances.

MOD-PAC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All repairs and maintenance costs are charged to expense. The Company does not provide services such as engineering or design for which it receives revenues.

Advertising costs are expensed when incurred and were $187,000 in 2004, $198,000 in 2003 and $119,000 in 2002.

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

For purposes of pro forma disclosures, the estimated fair value of the Company’s stock options at the date of grant is amortized to expense over the options’ vesting period. The Company’s pro forma information for the three years ended December 31, 2004 is presented in the table below:

(in thousands)	2004	2003	2002

Net income as reported	$3,722	$2,065	$1,959
Stock-based compensation included in net income as reported	—	—	—
Adjustment to record compensation expense for stock option awards under the fair value method of accounting	(280)	(142)	(123)

Pro forma net income	$3,442	$1,923	$1,836

Pro forma basic earnings per share	$0.92	$0.51	$0.46
Pro forma diluted earnings per share	$0.90	$0.50	$0.45

Earnings Per Share

Earnings per share computations are based upon the following table:

	Year ended December 31,
(in thousands, except per share data)	2004	2003	2002

Net income	$3,722	$2,065	$1,959

Basic earnings per share weighted average shares	3,728	3,772	4,017
Net effect of dilutive stock options	93	65	83

Diluted earnings per share weighted average shares	3,821	3,837	4,100
Basic earnings per share	$1.00	$0.55	$0.49
Diluted earnings per share	$0.97	$0.54	$0.48

Earnings per share calculations prior to the spin-off reflect the shares and options outstanding had the Distribution occurred at the beginning of each period presented. Shares used for the basic shares outstanding prior to the Distribution reflect the shares outstanding of Astronics Corporation factored by the distribution ratio. The net effect of dilutive stock options prior to the Distribution relates only to stock options held by employees of the Company and the Directors of Astronics. Since the date of the Distribution the Company’s shares and dilutive stock options are used in the EPS calculations. The diluted earnings per share calculations exclude 54,052 stock options that were anti-dilutive at December 31, 2003 and 24,094 stock options that were anti-dilutive at December 31, 2004.

MOD-PAC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

Property, Plant and Equipment

Depreciation of property, plant and equipment is computed on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Estimated useful lives of the assets are: buildings, 10-40 years; and machinery and equipment, 3-10 years.

The cost of properties sold, or otherwise disposed, and the accumulated depreciation thereon is eliminated from the accounts, and the resulting gain or loss is reflected in income. Renewals and betterments are capitalized; maintenance and repairs are expensed.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits that are not expected to be realized. The Company was included in the consolidated federal income tax return of Astronics Corporation through the date of the spin-off however; income tax expense has been recorded on a separate return basis. Investment tax credit is recognized on the flow through method.

Cash and Cash Equivalents

Cash is carried at cost, which approximates fair value. All highly liquid instruments with maturities of three months or less at the time of purchase are considered cash equivalents.

Temporary Investments

Temporary investments represent debt securities that are held for sale and are carried at market, which approximates cost, because all such securities held by the Company bear interest that is reset to market rates every 35 days. The contractual maturities of such obligations range from July 1, 2033 to May 1, 2039.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined in accordance with the first-in, first-out method. Inventories at December 31, are as follows:

(in thousands)	2004	2003

Finished goods	$1,779	$1,707
Work in progress	90	151
Raw material	1,168	1,020

	$3,037	$2,878

Capital Stock

Class B Stock is identical to common stock, except Class B Stock has ten votes per share, is automatically converted to common stock when sold or transferred, and cannot receive dividends unless an equal or greater amount is declared on common stock. As of December 31, 2004, 1,921,000 shares of common stock have been reserved for issuance upon conversion of the Class B stock and for options granted under the employee and director stock option plans.

MOD-PAC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Other Comprehensive income or loss

As of December 31, 2003 the Company had an accumulated net loss in other comprehensive income related to a cash flow hedge, an interest rate option of $59,000 net of applicable income taxes. This accumulated net loss was being reclassified to interest expense over the term of the debt associated with the cash flow hedge. However, because the debt was prepaid in 2004 the entire amount was reclassified to interest expense. There were no hedging transactions in 2004.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005, which is when the Company expects to adopt it.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using the intrinsic value method of Opinion 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on the results of operations, although it will have no impact on overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

MOD-PAC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), no amounts of operating cash flows were recognized in prior periods for such excess tax deductions.

3. Long-Term Debt

In November of 2003, the Company entered into a lease transaction, which gives it control of the real estate complex adjoining its main production facility. This complex consists of approximately 13 acres and buildings totaling approximately 270,000 square feet. It is a capital lease for accounting and financial reporting purposes, which means that the land and buildings are capitalized and depreciated, while the lease obligation is treated as the equivalent of a mortgage note. The lease is for a term of forty-nine years with the option to buy the underlying real estate and terminate the lease in the 20th year. Lease payments are $180,000 annually which are accounted for as interest expense for financial reporting purposes. The purchase option in the twentieth year is $1,800,000, which represents the principal balance of the obligation. The carrying value of the underlying real estate, including improvements, is $2,771,000 at December 31, 2004. Amortization of such assets is included with depreciation and amortization in the accompanying statement of cash flows. Lease payments in each of the next five years is $180,000 and the aggregate of the lease payments over the lease term is $5,220,000. The Company has non-cancelable sub-leases for space in the complex that have scheduled rents as follows over the next five years: $273,000 in 2005, $163,000 in 2006, $113,000 in 2007, $109,000 in 2008 and $27,000 in 2009.

Long-term debt consists of the following:

(in thousands)	2004	2003

Term loan (prepaid in September 2004)	$—	$9,286
Capitalized lease obligation due in 2023; bears interest at 10%; payable monthly	1,800	1,800
Other	342	—

	2,142	11,086
Less estimated current maturities	85	1,429

	$2,057	$9,657

The other debt originated in 2004 includes $209,000 direct vendor financing for the acquisition of equipment and software and, accordingly, this equipment and software acquisition is not included with capital expenditures in the statement of cash flows. Other long-term debt matures as follows: $85,000 in 2005, $89,000 in 2006, $37,000 in 2007, $19,000 in 2008, $20,000 in 2009 and $92,000 thereafter.

MOD-PAC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Operating Leases

The Company leases two pieces of production equipment under separate operating leases. Rental expense under these leases was $492,000 in 2004, $440,000 in 2003 and $424,000 in 2002. Minimum future rental payments under non-cancelable lease obligations as of December 31, 2004 are: 2005, $492,000; 2006, $492,000; 2007, $492,000; 2008, $441,000; 2009, $424,000 thereafter, $354,000. The Company has the right to purchase the leased equipment for the fair market value at the end of the lease.

5. Transactions with VistaPrint Limited

The Company performed printing and order fulfillment services for VistaPrint Limited, resulting in revenue of $18,910,000, $13,631,000, and $6,198,000 during 2004, 2003 and 2002, respectively. VistaPrint Limited owed MOD-PAC CORP. $1,870,000 and $2,239,000 at December 31, 2004 and 2003, respectively, related to such services. Robert S. Keane, the son of Kevin T. Keane, is a shareholder in and chief executive officer of VistaPrint Limited. In addition, Kevin T. Keane is a shareholder in VistaPrint Limited, holding less than 5% of its capital stock. The 2004 revenue attributable to VistaPrint includes $2,443,000 of amortization of the $22 million advanced payment received on September 1, 2004 in connection with the new supply agreement

The Company has a supply agreement with VistaPrint Limited pursuant to which the Company is VistaPrint Limited’s exclusive North American supplier of printed products through August 30, 2005. This agreement, which replaced an agreement that extended to 2011 and whereby MOD-PAC charged VistaPrint on a cost plus one-third mark-up basis, sets prices on a unit basis and provides a framework for pricing products covered by any renewals or extensions through August 2007.

6. Stock Option and Purchase Plans

Prior to the Distribution, the Company’s employees participated in stock option plans sponsored by Astronics Corporation. In connection with the Distribution the Company granted, to its employees holding Astronics options, substitution options under its stock option plan. The substitution options preserve the intrinsic value of the Astronics options that were outstanding at the date of the Distribution. To determine the number and exercise price of the Company’s options to be substituted, the Company multiplied the number of shares purchasable under each Astronics stock option by a ratio determined at the time of the Distribution and divided the exercise price per share of each option by the same ratio. This ratio was determined by reference to the fair value of Astronics common stock and the Company common stock at the time of the Distribution, so as to equalize the intrinsic value of the option before and after the Distribution. Under SEC regulations, fair value for this purpose is defined as the first trade immediately following the distribution. Fractional shares were rounded down to the nearest whole number of shares. The other terms of the substituted options are the same as those in effect under the Astronics options immediately prior to the Distribution.

MOD-PAC CORP. established a Stock Option Plan for the purpose of attracting and retaining executive officers and key employees, and to align management’s interests with those of the shareholders of MOD-PAC CORP. The options must be exercised no more than ten years from the grant date and vest ratably over a five-year period. The exercise price for the options is equal to the fair market value at the date of grant.

MOD-PAC CORP. established the Directors’ Stock Option Plans for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of its shareholders. The options must be exercised no more than ten years from the grant date. The exercise price for the options is equal to the fair market value at the date of grant.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002; risk-free interest rate of 4.5%, 4.0% and 5.5%,

MOD-PAC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively; dividend yield of 0% for all three years; volatility factor of the expected market price of MOD-PAC common stock of .359 for 2004 and .35 for 2003 and 2002; and a weighted average expected option life of 7 years for all three years. The weighted average fair value at the grant date of options granted during 2004, 2003 and 2002 was $3.92, $2.76, and $5.59, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of stock option activity for the years ended December 31 follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at the beginning of the year	248,816	$6.29	311,249	$5.56	337,082	$4.53
Options granted	103,050	$8.44	66,000	$6.62	27,100	$10.62
Options forfeited	(3,663)	$7.30	(154,724)	$3.80	—	—
Adjustment to actual amount of substitution options granted	—	—	48,611	$(1.60)	—
Options exercised	(31,553)	$2.08	(22,320)	$1.55	(52,933)	$1.77

Outstanding at the end of year	316,650	$7.40	248,816	$6.29	311,249	$5.56

Exercisable at December 31	108,232	$6.50	106,293	$5.20	258,410	$4.65

Exercise prices for options outstanding as of December 31, 2004 range as follows:

		Weighted Average	Weighted Average
	Number of Options	Price of Options	Contractual Life of
Exercise Price Range	Outstanding/Exercisable	Outstanding	Options Outstanding

$ 1.50 to $ 2.60	9,358/9,358	$2.05	1.42 years
$ 5.21 to $ 8.44	253,977/77,548	$6.78	7.56 years
$10.34 to $12.41	53,315/21,326	$11.28	6.70 years

MOD-PAC CORP. established the Employee Stock Purchase Plan to encourage its employees to invest in the Company. The plan provides employees that have been with the Company for at least a year the option to invest up to 20% of their cash compensation (up to an annual maximum of $20,000) in the Company’s common stock at a price equal to 85% of the fair market value of the Company’s common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle and all money withheld from the employee’s pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employee’s pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2004, employees have enrolled to purchase 27,849 shares at $9.24 per share on September 30, 2005.

MOD-PAC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes

The provision for income taxes consists of the following:

	Years ended December 31,
(in thousands)	2004	2003	2002

Currently payable
US Federal	$7,445	$211	$973
State	329	(12)	31
Deferred	(6,198)	970	63

	$1,576	$1,169	$1,067

The effective tax rates differ from the statutory federal income tax rate as follows:

	Years ended December 31,
	2004	2003	2002

Statutory federal income tax rate	34.0%	34.0%	34.0%
Impact of graduated tax rate	4.1	—	—
Nontaxable income and expense	(.2)	.5	.3
State income tax, net of federal income tax benefit	(5.6)	—	.7
Other	(2.6)	—	.3
Change in valuation allowance	—	1.7	—

	29.7%	36.2%	35.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2003 and 2002 are as follows:

(in thousands)	2004	2003

Long-term deferred tax liability: Tax depreciation over financial statement depreciation	$4,639	$3,991

Long-term deferred asset: Revenue deferred for financial statements recognized upon receipt for tax	$7,195	—
Long-term deferred asset: State investment tax credit carry forwards	1,554	$1,718
Other – net	71	422

Total long-term deferred tax assets	8,820	2,140
Valuation allowance for deferred tax asset related to investment tax credit carry forwards	(858)	(988)

Net long-term deferred tax asset	7,962	1,152

Net deferred tax asset (liability)	$3,323	$(2,839)

As combined in the balance sheet:
Net long-term deferred tax asset	$3,323	—
Net long-term deferred tax liability	—	$2,839

MOD-PAC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 31, 2004, the Company had state investment tax credit carry forwards of $2,350,000 expiring through 2019. The valuation allowance shown in the above table relates to such credits and was reduced in 2004 because New York State taxable income in 2004 was higher than what was estimated for 2004 when the valuation allowance was adjusted in 2003. The deferred tax asset valuation allowance for such credits at December 31, 2002 was $712,000.

8. Profit Sharing/401(k) Plan

Prior to the Distribution, the Company participated in the Astronics qualified Profit Sharing/401(k) Plan. Subsequent to the Distribution, the assets in the Astronics Plan were transferred into the MOD-PAC CORP. Qualified Profit Sharing /401K Plan. Most of the Company’s full-time employees are eligible for annual contributions based on percentages of pre-tax income. In addition, employees may contribute a portion of their salary to the 401(k), which is partially matched by the Company. The plan may be amended or terminated at any time. Total charges to income for the Company plan and the predecessor Astronics Plan were $691,000, $511,000 and $388,000 in 2004, 2003 and 2002, respectively.

9. Transactions with Astronics

In connection with the Distribution, the Company executed the Separation and Distribution Agreement (Distribution Agreement) and certain related agreements that are summarized below. This summary is qualified in all respects by the terms of the Distribution Agreement and such related agreements.

Distribution Agreement

Pursuant to the Distribution Agreement, Astronics transferred to the Company all assets and liabilities associated with the Company that were not already in its name and distributed to its shareholders all of the shares of the Company’s common stock and Class B stock owned by Astronics. Pursuant to the Distribution, each holder of Astronics common stock received one share of the Company’s common stock for every two shares of Astronics common stock held by him or her on the record date, and each holder of Astronics Class B stock received one share of the Company’s Class B stock for every two shares of Astronics Class B stock held by him or her on the record date. The Distribution Agreement also provides, among other things, that the Company indemnifies Astronics for all liabilities, including contingent liabilities, relating to the Company’s business and that certain contingent liabilities not allocated to one of the parties will be shared equally by the Company and Astronics.

Employee Benefits Agreement and Plans

The Company and Astronics entered into an Employee Benefits Agreement, pursuant to which the Company created independent employee benefit plans that are substantially similar to the existing Astronics’ plans, at the Distribution date. The agreement provides for the transfer of assets and liabilities of various Astronics employee benefit plans related to the Company’s employees. Generally, following the Distribution, Astronics ceases to have any liability or obligation to the Company’s employees and their beneficiaries under any of Astronics benefit plans, programs or policies.

Tax Sharing Agreement

The Company and Astronics entered into a Tax Sharing Agreement, which governs the Company’s and Astronics’ respective rights, responsibilities and obligations after the Distribution with respect to taxes for the periods ending on or before Distribution. Generally, pre-Distribution taxes that are clearly attributable to the business of one party will be borne solely by that party, and other pre-Distribution taxes will be shared by the parties based upon a formula set forth in the Tax Sharing Agreement. In addition, under the Tax Sharing Agreement, liability for taxes that are incurred as a result of the restructuring activities undertaken to implement the Distribution will be borne 60% by Astronics and 40% by the Company. If the Distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of an acquisition of our stock or assets, or some other action of ours, then the Company will be solely liable for any resulting corporate taxes.

MOD-PAC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interim Services Agreement

The Company and Astronics entered into an Interim Services Agreement, whereby Astronics will provide the Company, on an interim, transitional basis, payroll processing, general ledger preparation, financial reporting, training, shareholder relations, risk management and benefits administration services. The agreed upon charges for such services are generally intended to allow Astronics to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, without profit, and will be allocated between us and Luminescent Systems, Inc., a subsidiary of Astronics, on a fifty-fifty basis. Amounts paid to Astronics for such services for the period after the distribution date through December 31, 2003 was $506,000. In 2004 such amounts were $294,000.

10. Bank line of credit and Letters of Credit

The Company has a $6,000,000 line of credit facility with a commercial bank. No amounts were outstanding on the line of credit at December 31, 2004. The commercial bank has also provided the company with a standby letter of credit facility of $750,000 and has issued on behalf of the Company $563,000 in standby letters of credit as collateral in lieu of cash with respect to several agreements entered into by the Company.

11. Selected Quarterly Financial Information (unaudited)

(in thousands)	2004				2003
	Q4	Q3	Q2	Q1	Q4*	Q3	Q2	Q1

Revenues	$15,050	$12,232	$11,434	$11,564	$12,439	$10,194	$9,414	$9,168
Cost of revenues	10,309	9,461	8,678	8,560	9,612	7,781	7,245	6,836

Net income	$1,741	$856	$471	$654	$683	$510	$345	$527

Earnings per share
Basic	$0.47	$0.24	$0.12	$0.17	$0.19	$0.14	$0.09	$0.13
Diluted	$0.45	$0.23	$0.12	$0.17	$0.19	$0.14	$0.09	$0.13

*	Restated

12. Concentrations Related to Production Assets, Employees and Power

Nearly all of the Company’s production assets and its employees are located in Western New York State. The Company believes that the supply of labor and the infrastructure to support the supply of materials and the shipment of product from its facilities is generally adequate. Nearly 90% of the company’s electric power requirement is provided from a power plant at the Company’s main facility, which is fueled by natural gas. Natural gas supplies to the Western New York area are believed to be generally adequate. The price of natural gas can fluctuate widely – from $3 per decatherm to $7.50 during the three year period ended December 31, 2004. A one-dollar per decatherm change in the price of natural gas would impact net income by $80,000. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel powered generator. Although such generators are generally available the Company cannot be assured that a generator adequate to meet the Company’s requirements will be available if and when such need should arise.

MOD-PAC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Restatements and Change in Classification

The Company has restated its financial statements and related footnote disclosures for the year ended December 31, 2003 to correct an error that overstated the cash balance reported on the balance sheet at December 31, 2003 by $679,000. This correction to cash resulted in: (a) increased cost of Products Sold of $209,000 and increased Selling, General and Administrative Expenses of $2,000 for a total reduction of income before taxes of $211,000, (b) reduced income taxes of $76,000 because of the additional costs of products sold and Selling, General and Administrative Expenses, (c) decreased net income by $135,000 and net income per diluted share by $0.03, (d) an increase in amounts due from Astronics Corporation of $402,000 and (e) an increase in property plant and equipment by $66,000. The Company filed an amended 2003 annual report on form 10-K/A reflecting this restatement on February 7, 2005.

Income Statement:

(in thousands, except share data)	Year ended December 31, 2003

	As reported	Adjustments	As restated

Revenues
Costs and expenses:	$41,215	—	$41,215
Cost of products sold	31,265	$209	31,474
Selling, general and administrative expenses	6,159	2	6,161
Interest expense	245	—	245

Total costs and expenses	37,669	211	37,880
Loss on disposal of assets	(101)	—	(101)

Income before taxes	3,445	(211)	3,234
Provision for income taxes	1,245	(76)	1,169

Net income	$2,200	$(135)	$2,065

Earnings per share:
Basic	$0.58	$(0.03)	$0.55

Diluted	$0.57	$(0.03)	$0.54

MOD-PAC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet:

(in thousands, except share data)	December 31, 2003
	As reported	Adjustments	As restated

ASSETS
Current assets
Cash and cash equivalents	$1,310	($679)	$631
Trade accounts receivable:
VistaPrint	2,239	—	2,239
All other customers	2,930	—	2,930
Allowance for doubtful accounts	(36)	—	(36)

Net trade accounts receivable	5,133	—	5,133
Refundable income taxes	565	76	641
Due from Astronics Corporation	74	402	476
Inventories	2,878	—	2,878
Prepaid expenses	338	—	338

Total current assets	10,298	(201)	10,097
Property, plant and equipment, at cost Land	864	—	864
Buildings and equipment	10,762	—	10,762
Machinery and equipment	42,035	70	42,105
Construction in progress	83	—	83

	53,744	70	53,814
Less accumulated depreciation and amortization	24,866	4	24,870

Net property, plant and equipment	28,878	66	28,944
Other assets	1,340	—	1,340

Total assets	$40,516	($135)	$40,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,429	—	$1,429
Account payable	2,107	—	2,107
Accrued expenses	1,639	—	1,639

Total current liabilities	5,175	—	5,175
Long-term debt	9,657	—	9,657
Deferred compensation	894	—	894
Deferred income taxes	2,839	—	2,839
Shareholders’ equity Common stock, $.01 par value, authorized 20,000,000 shares, issued 2,943,384	30	—	30
Class B stock, $.01 par value, authorized 5,000,000 shares, issued 975,979	10	—	10
Additional paid-in capital	359	—	359
Accumulated other comprehensive loss	(59)	—	(59)
Retained earnings	22,613	(135)	22,478

	22,953	(135)	22,818

Less treasury stock: 199,082 shares in 2003	(1,002)	—	(1,002)

Total shareholders’ equity	21,951	(135)	21,816

Total liabilities and shareholders’ equity	$40,516	($135)	$40,381

MOD-PAC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Cash Flows:

	Year ended December 31, 2003
(in thousands)	As reported	Adjustments	As restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,200	$(135)	$2,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,071	4	4,075
Provision for doubtful accounts	32	—	32
Deferred compensation	86	—	86
Provision for deferred taxes	970	—	970
Loss on disposal of assets	101	—	101
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(1,439)	—	(1,439)
Refundable income taxes	(511)	(76)	(587)
Due from Astronics	(74)	(402)	(476)
Inventories	(10)	—	(10)
Prepaid expenses	(250)	—	(250)
Accounts payable	777	—	777
Accrued expenses	874	—	874

Net cash provided by operating activities	6,827	(609)	6,218

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of assets	—	—	—
Change in other assets	(405)	—	(405)
Capital expenditures	(8,530)	(70)	(8,600)

Net cash used in investing activities	(8,935)	(70)	(9,005)

CASH FLOWS FROM FINANCING ACTIVITIES
New long-term debt	10,000	—	10,000
Principal payments on long-term debt	(1,005)	—	(1,005)
Due from or due to Astronics Corporation — through spin-off	(4,751)	—	(4,751)
Proceeds from issuance of stock	175	—	175
Purchase of treasury stock	(1,002)	—	(1,002)

Net cash provided by (used in) financing activities	3,417		3,417

Net change in cash and cash equivalents	1,309	(679)	630
Cash and cash equivalents at beginning of year	1	—	1

Cash and cash equivalents at end of year	$1,310	$(679)	$631

DISCLOSURE OF CASH PAYMENTS
Interest	$224	—	$224
Income taxes	$635	—	$635

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

Third Quarter review of compliance with financial statement closing procedures

As a result of a review of compliance with financial statement closing procedures, conducted in connection with the Company’s Quarterly Report on Form 10-Q for the fiscal period ended October 2, 2004, the Company’s senior management determined that routine account reconciliations for accounts, such as cash and accounts payable, had not been performed in an accurate and timely manner during 2003 and 2004. Management and its independent auditors, Ernst & Young LLP, determined that this failure to comply with such routine account reconciliation procedures is a material weakness in internal controls. Management immediately undertook an intensive program to complete and/or reperform such account reconciliations, which was completed on November 22, 2004. As a result, errors were identified in the previously issued financial statements of the company that would require them to be restated.

On November 23, 2004, the Company filed Form 8-K with the Securities and Exchange Commission, which indicated that the Company would restate its financial statements for the year ended December 31, 2003 and its interim financial statements for 2004 to the extent such interim statements were affected by the restatement of the 2003 annual financial statements. On February 7, 2005 the Company filed forms 10-K/A for the year ended December 31, 2003 and Form 10-Q/A for the fiscal quarter ended October 2, 2004, which contained the necessary the restated financial statements. See also note 13 to the financial statements contained in elsewhere herein.

Since November 2004 significant improvements in the Company’s internal controls have been implemented with respect to its financial statement close process. These improvements are summarized below. Management considers these improvements to have remediated the material weakness in internal controls described in the preceding paragraph.

The Company has taken actions to ensure the timely completion and review of general ledger control account reconciliations necessary to support the financial statement close process. Such actions include: (i) making organizational and personnel changes and additions (ii) clearly defining the person responsible to perform each required reconciliation (iii) improving the resources, systems and processes that support the information needed for each of the reconciliations (iv) improving the documentation and review procedures with respect to steps in the financial statement close process (v) eliminating certain methods for processing transactions that resulted in frequent errors (vi) performing extensive financial analysis with respect to results obtained from a preliminary close and (vi) software system upgrades and improvements.

The Company’s Board of Directors and Audit committee have required status reports on these remediation steps and has reviewed and monitored the progress.

We believe that the steps taken to date have addressed the material weakness identified by management in November of 2004. We will continue our on going process of improving the efficiency and effectiveness of internal controls, particularly as they relate to the financial statement close process.

Item 9B.	OTHER INFORMATION

     Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information regarding directors is contained under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year and is incorporated herein by reference.

     The information regarding the Company’s audit committee and audit committee financial experts is contained under the captions “Corporate Governance and Board Matters” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year and is incorporated herein by reference.

     The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company are as follows:

Name and Age		Year First
Of Executive Officer	Positions and Offices with MOD-PAC	Elected Officer
Kevin T. Keane	Chairman of the Board and Director of the Company	1972
Age 72
Daniel G. Keane	President and Chief Executive Officer of the Company	1997
Age 39
C. Anthony Rider	Vice President-Finance and Treasurer, and Chief
Age 53	Financial Officer of the Company	2000

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

Code of Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to its Chief Executive Officer, Chief Financial Officer as well as all other directors, officers and employees of the Company. This Code of Business Conduct and Ethics is posted on the Investor Information section of the Company’s website at www.modpac.com. The Company will disclose any amendment to this Code of Business Conduct and Ethics or waiver of a provision of this Code of Business Conduct and Ethics, including the name of any person to whom the waiver was granted, on its website. We will provide a copy of our Code of Business Conduct and Ethics to shareholders upon request.

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

     The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004.

			Number of Securities
			Remaining for Future
	Number of Securities to be	Weighted Average	Issuance under Equity
	Issued upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	316,650	$7.40	683,350

Equity compensation plans not approved by security holders	0	0	0

Total	316,650	$7.40	683,350

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information contained under the caption “Audit and Non-Audit Fees” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following financial statements and supplemental schedule of MOD-PAC CORP. and Report of Independent Registered Public Accounting Firms thereon are included herein:

(a) (1) FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2004 and 2003 (Restated)

Statements of Operations for the years ended December 31,2004, 2003 (Restated), and 2002

Statements of Shareholders’ Equity for the years ended December 31,2004, 2003 (Restated), and 2002

Statements of Cash Flows for the years ended December 31,2004, 2003 (Restated), and 2002

Notes to Financial Statements

2.	Financial Statement Schedules

     Schedule II Valuation and qualifying accounts

All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

SCHEDULE II

MOD-PAC CORP.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Balance at the	Charged to
		Beginning of	Costs and	Write-offs/	Balance at
Year	Description	Period	Expense	Recoveries	End of Period
2004	Allowance for Doubtful Accounts	$36	$22	$(14)	$44

2003	Allowance for Doubtful Accounts	$4	$46	$(14)	$36

2002	Allowance for Doubtful Accounts	$26	$22	$(44)	$4

2004	Valuation allowance -Deferred Tax Assets	$988	$(130)	—	$858

2003	Valuation allowance -Deferred Tax Assets	$712	$276	—	$988

2002	Valuation allowance -Deferred Tax Assets	$712	—	—	$712

3.	Exhibits

Exhibit No.	Description
2.1	Separation and Distribution Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 2.1 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

3(a)	Restated Certificate of Incorporation; incorporated by reference to exhibit 3.1 of the Registrant’s, Form 10/A Registration Statement Dated January 28, 2003.

(b)	By-Laws, as amended; incorporated by reference to exhibit 3.2 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

4.1	Secured $16,000,000 Credit Agreement with HSBC Bank USA, dated February 20, 2003; incorporated by reference to exhibit 4.1 of the Annual Report on Form 10-K dated March 28, 2003.

10.1*	MOD-PAC CORP. 2002 Stock Option Plan; incorporated by reference to exhibit 10.6 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.2*	MOD-PAC CORP. 2002 Director Stock Option Plan; incorporated by reference to exhibit 10.8 the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.3*	MOD-PAC CORP. Employee Stock Purchase Plan; incorporated by reference to exhibit 10.7 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.4*	Tax Sharing Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.1 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.5*	Interim Services Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.2 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.6*	Employee Benefits Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.3 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

Exhibit No.	Description
10.7*	Supply Agreement North America Dated September 30, 2002 by and between VistaPrint Limited and the Registrant; incorporated by reference to exhibit 10.5 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.8*	Supply Agreement North America Dated July 2, 2004 by and between VistaPrint Limited and the Registrant; incorporated by reference to exhibit 20.6 of the Registrant’s Form 10-Q Dated August 5, 2005.

10.9*	Termination Agreement Dated July 2, 2004 by and between VistaPrint Limited and the Registrant; incorporated by reference to exhibit 20.7 of the Registrant’s Form 10-Q Dated August 5, 2005.

21	Subsidiaries of the Registrant; filed herewith.

23	Consent of Independent Registered Public Accounting Firm; filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

32.1	Certification pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Furnished Herewith)

*identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.

(b)	Reports on Form 8-K

               (i) The Company filed an 8-K on February 9, 2004, regarding its press release of its 2003 annual earnings.

               (ii) The Company filed an 8-K on February 9, 2004, regarding Mr. Kevin T. Keane’s (the Company’s Chairman of the Board) adoption of a written plan pursuant to 10b5-1 of the Securities Exchange Act of 1934.

               (iii) The Company filed an 8-K on July 7, 2004 regarding its press release announcing the restructuring of its agreement with VistaPrint Ltd.

               (iv) The company furnished a report on form 8-K dated July 23, 2004 reporting the issuance of a press release related to its financial results for the second quarter of 2004.

               (v) The company furnished a report on form 8-K dated October 25, 2004 reporting the issuance of a press release related to its financial results for the third quarter of 2004.

               (vi) The company furnished a report on form 8-K dated November 23, 2004 regarding non-reliance on previously issued financial statements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2005.

MOD-PAC CORP.

By	/s/ Daniel G. Keane	By	/s/ C. Anthony Rider
	Daniel G. Keane, President and Chief Executive Officer		C. Anthony Rider, Vice President-Finance and Treasurer, Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William G. Gisel Jr.	Director	March 9, 2005
William G. Gisel Jr.

/s/ Daniel G. Keane	Director	March 9, 2005
Daniel G. Keane

/s/ Kevin T. Keane	Director	March 9, 2005
Kevin T. Keane

/s/ Robert J. McKenna	Director	March 9, 2005
Robert J. McKenna

/s/ Howard Zemsky	Director	March 9, 2005
Howard Zemsky