Form 10-Q
period 2005-04-02
MOD PAC CORP
filed 2005-04-29
CIK 1191857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2005
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

Yes [ ]	No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the exchange act).

Yes [ ]	No [ X ]

As of April 2, 2005, 3,646,199 shares of common stock were outstanding consisting of 2,864,042 shares of common stock ($.01 par value) and 782,157 shares of Class B common stock ($.01 par value).

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

MOD-PAC CORP.
Consolidated Balance Sheet
April 2, 2005
With Comparative Figures for December 31, 2004

	(Dollars in Thousands)
	April 2, 2005	December 31,
	(Unaudited)	2004

Current Assets:
Cash and Cash Equivalents	$1,160	$2,584
Temporary Investments	6,521	12,183
Accounts Receivable:
Vista Print Ltd.	2,726	1,870
All other customers	3,850	3,125
Inventories	3,017	3,037
Prepaid expenses	668	281

Total current assets	17,942	23,080

Property, Plant and Equipment, at cost	61,422	60,339
Less accumulated depreciation and amortization	(31,145)	(29,765)

Net property, plant and equipment	30,277	30,574
Deferred Income Taxes	2,891	3,323
Other Assets	976	983

	$52,086	$57,960

Current Liabilities:
Current maturities of long-term debt	$81	$85
Accounts payable	3,908	2,571
Income taxes payable	1,188	6,961
Accrued expenses	931	2,075

Total current liabilities	6,108	11,692

Long-term debt	2,039	2,057
Deferred Income - advanced payment from VistaPrint	17,722	19,555
Other liabilities	444	384

Common Shareholders' Equity:
Common stock, $.01 par value
Authorized 20,000,000 shares, issued
3,199,508 in 2005, 3,049,479 in 2004	32	31
Class B common stock, $.01 par value
Authorized 5,000,000 shares, issued
782,157 in 2005, 925,440 in 2004	8	10
Additional paid-in capital	616	574
Retained earnings	27,692	26,200

	28,348	26,815
Less treasury shares, at cost 335,466 in 2005
and 332,911 in 2004	(2,575)	(2,543)

Total shareholders' equity	25,773	24,272

	$52,086	$57,960

See notes to financial statements

MOD-PAC CORP.

Consolidated Statement of Income and Retained Earnings
Period Ended April 2, 2005
With Comparative Figures for 2004

	(Dollars in Thousands)
	(Unaudited)
	THREE MONTHS

	2005	2004

Revenues	$16,215	$11,564

Costs and Expenses:
Cost of products sold	11,302	8,560
Selling, general and administrative expenses	2,562	1,890
Interest expense	43	101
Interest income	(61)	-

Total costs and expenses	13,846	10,551

Income before taxes	2,369	1,013

Provision for income taxes	877	359

Net income	1,492	654

Retained Earnings:

January 1	26,200	22,613

April 2	$27,692	$23,267

Earnings per share:

Basic	$.41	$.18

Diluted	$.39	$.17

See notes to financial statements

MOD-PAC CORP.

Consolidated Statement of Cash Flows
Three Months Ended April 2, 2005
With Comparative Figures for 2004

	(Dollars in Thousands)
	(Unaudited)
	2005	2004

Cash Flows from Operating Activities:
Net income	$1,492	$654
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,392	1,171
Deferred income - advanced payment from VistaPrint	(1,833)	-
Deferred income taxes	222	100
Other	60	(272)
Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(1,581)	285
Inventories	20	(584)
Prepaid expenses	(387)	(105)
Accounts payable	1,337	328
Income taxes payable	(5,563)	-
Accrued expenses	(1,144)	25

Net cash provided by (used in) Operating Activities	(5,985)	1,602

Cash Flows from Investing Activities:
Purchases of temporary investments	(3,555)	-
Proceeds from sales of temporary investments	9,217	-
Change in other assets	(5)	271
Capital expenditures	(1,083)	(1,587)

Net Cash provided by (used in) by Investing Activities	4,574	(1,316)

Cash Flows from Financing Activities
New long-term debt	-	200
Principal payments on long-term debt and capital lease	(22)	(359)
Proceeds from issuance of stock	41	41
Purchase of treasury stock	(32)	(59)

Net Cash used by Financing Activities	(13)	(177)

Net (decrease) increase in Cash and Cash Equivalents	(1,424)	109

Cash and Cash Equivalents at Beginning of Year	2,584	660

Cash and Cash Equivalents at April 2	$1,160	$769

Cash payments (receipts) for:
Interest expense	$43	$123
Income taxes	$6,219	$(329)

See notes to financial statements.

MOD-PAC CORP.

Notes to Consolidated Financial Statements

April 2, 2005
1)

The accompanying unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three-month period ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2004 annual report.

Revenue is recognized on the accrual basis, which is at the time of shipment of goods, except for the advance payment received from VistaPrint, which is being amortized, on a straight line basis, over 36 months from September 2004 through August 2007.

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. The measurement prescribed by APB Opinion No. 25 does not recognize compensation expense if the exercise price of the stock option equals the market price of the underlying stock on the date of grant. Accordingly, no compensation expense related to stock options has been recorded in the financial statements. Stock options exercised in the first quarter of 2005 resulted in the issuance of 6,746 shares of the Company's Common stock.

For purpose of pro forma disclosures, the estimated fair value of the MOD-PAC stock options at the date of grant is amortized to expense over the option's vesting period. The Company's pro forma information for the 2005 and 2004 is presented in the table below.

	(Dollars in Thousands)
	THREE MONTHS

	2005	2004

Net income as reported	$1,492	$654

Adjustments to record compensation expense for stock option awards under the fair value method of accounting	(136)	(40)

Pro forma net income	$1,356	$614
Pro forma basic earnings per share	$.37	$.17
Pro forma diluted earnings per share	$.36	$.16

Earnings per share as reported:
Basic	$.41	$.18
Fully diluted	$.39	$.17

2)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:
		(Dollars in Thousands)
		April 2, 2005 (Unaudited)	December 31, 2004

	Finished Goods	$1,741	$1,779
	Work in Progress	121	90
	Raw Material	1,155	1,168

		$3,017	$3,037

3)

The Company performed printing and order fulfillment services for VistaPrint Limited, resulting in revenue of $7,356,726 and $4,046,000, respectively for the first three months of 2005 and 2004. VistaPrint owed MOD-PAC Corp. $2,726,000 and $1,870,000 at April 2, 2005 and December 31, 2004 respectively, related to such services. Robert S. Keane, the son of Kevin T. Keane, is a shareholder in and chief executive officer of VistaPrint Limited. In addition, Kevin T. Keane is a shareholder in VistaPrint Limited, holding less than 5% of its capital stock.

The 2005 revenue attributable to VistaPrint includes $1,833,000 of amortization of the $22 million advanced payment received on September 1, 2004 in connection with the new supply agreement.

The Company has a supply agreement with VistaPrint Limited pursuant to which the Company is VistaPrint Limited's exclusive North American supplier of printed products through August 30, 2005. This agreement, which replaced an agreement that extended to 2011 and whereby MOD-PAC charged VistaPrint on a cost plus one-third mark-up basis, sets prices on a unit basis and provides a framework for pricing products covered by any renewals or extensions through August 2007.

On April 15, 2005, the Company agreed to an amendment of the current supply agreement with VistaPrint, which modifies the exclusivity provisions regarding the North American market. VistaPrint will be allowed to produce and ship product to its customers in North America from its Windsor, Ontario, Canada plant prior to August 31, 2005, the expiration of the current supply agreement, in exchange for payments to MOD-PAC that approximate MOD-PAC's fixed costs and mark-up on such costs for the actual products VistaPrint ships to its customers in North America. Simultaneously the Company executed a supply agreement with VistaPrint for the twelve month period ending August 30, 2006. This agreement establishes unit pricing for volumes above $750,000 per month. For volumes under $750,000 per month a low volume surcharge is provided. However, VistaPrint is not obligated in any way to purchase printed products from MOD-PAC under this agreement.

4)	The following table sets forth the computation of earnings per share:

	(in thousands, except for per share data)
	Three Months Ended April 2

	2005	2004

Net income	$1,492	$654

Basic earnings per share weighted average shares	3,643	3,727

Net effect of dilutive stock options	157	87

Diluted earnings per share weighted average shares	3,800	3,814

Basic earnings per share	$.41	$.18

Diluted earnings per share	$.39	$.17

5) Income Taxes:

The somewhat higher effective tax rate of 37% in the first quarter of 2005 than what would be customary is because of state income taxes.

6) Capital structure:

The company's Class B stock is fully convertible into common at no cost and during the first quarter of 2005, 143,283 shares of Class B stock were converted to Common.

7) New Accounting Pronouncements and Tax Law Changes:

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006, which is when we expect to adopt it.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), no amounts of operating cash flows were recognized in prior periods for such excess tax deductions.

On April 12, 2005, New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. Beginning in 2006, a single sales factor apportionment method will be phased in, with a single sales factor solely used in 2008. It is expected that this enacted legislation will result in a lower apportionment of the Company's taxable income to New York State, resulting in lower New York state income taxes. Accordingly, the Company's ability to use or realize New York State tax credits may be reduced. The Company currently has a net deferred tax asset, after a valuation allowance, of approximately $700,000 related to New York State tax credits. Additionally, the Company will assess whether this enacted legislation will result in a change to the rate currently used to establish deferred tax balances. The Company is assessing the impact of the new tax legislation and will record any adjustments in the second quarter of 2005, the period of the enactment of the tax legislation.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

REVENUES

For the first quarter of 2005 revenues were $16.2 million compared with $11.6 million in 2004, an increase of 39.7%. This increase of $4.6 million was mainly due to a $3.3 million increase in short run commercial printing revenue and a $1.5 million increase in net sales for the custom folding carton product line. The increase in short run commercial printing revenue was due to $1.8 million of amortization revenue related to the $22 million advanced payment received from VistaPrint in September of 2004 and $1.5 million of printed product shipments to VistaPrint customers. About 40% of the increase in custom folding carton sales is attributable to new accounts added since the first quarter of 2004 while the balance of the increase, 60%, is attributable to increased volume with existing customers.

EXPENSES AND MARGINS

Cost of products sold, as a percentage of revenues, for the three months ended April 2, 2005 was 69.7% compared to 74.0% for the first quarter of 2004, a decrease of 4.3%. This ratio benefited 8.9% from the impact of the VistaPrint fee amortization. This benefit was offset by unfavorable increases in labor costs including benefits, and manufacturing supplies, which negatively affected the ratio of costs of products sold to revenues by 2.6% and 2.0%, respectively. The impact from labor and benefits is mainly a result of increased headcount and training costs as we add labor related to capacity and capability increases and, to a lesser extent, wage and benefit cost increases. The impact from the cost of manufacturing supplies is somewhat a function of timing of the purchase of expense items and the mix of new business - both new accounts and new products. More manufacturing supplies are generally consumed for new custom folding carton items and when new products are introduced into the manufacturing process.

Selling, general, and administrative costs increased $0.7 million for the 2005 first quarter to $2.6 million from $1.9 million in 2004 due to a $0.6 million increase in sales and marketing costs mainly associated with the launch of our new commercial printing product line under the PrintLizard brand. The balance of the increase, $0.1 million, is related to increased audit and legal fees.

Interest expense decreased to $43,000 for the first quarter 2005 compared to $101,000 for the first quarter 2004. This is a result of retiring all our bank debt in the third quarter of last year with a portion of the proceeds from the advanced payment from VistaPrint. Interest income of $61,000 was earned during the first quarter of 2005 as a result of temporary investments from the balance of the proceeds from the VistaPrint advanced payment. There were no temporary investments in the 2004 first quarter.

TAXES	Our effective income tax rate was 37.0% in 2005 compared to 35.4% for 2004 because of state income taxes.

NET INCOME AND EARNINGS PER SHARE

Net income for the first quarter of 2005 was $1.5 million, up $0.8 million or 114%, from the 2004 first quarter; diluted earnings per share were $0.39 compared to $.17, an increase of 129%. The diluted earnings per share calculation for the first quarter of 2005 excludes 6,000 stock options that were anti-dilutive at April 2, 2005. In the 2005 quarter, the Company repurchased 2,555 shares of its common stock. These repurchases had no effect on the basic and diluted EPS calculation for 2005. The diluted earnings per share calculation for 2004 excludes 157,102 stock options that were anti-dilutive at April 3, 2004. The Company repurchased 8,098 shares of its common stock in the first quarter of 2004. These repurchases had no effect on the basic and diluted EPS calculation for 2004.

LIQUIDITY

Cash used in operating activities during the first three months of 2005 amounted to $6.0 million compared to cash provided by operating activities in the 2004 first quarter of $1.6 million. This swing of $7.6 million is principally because of income tax payments totaling $6.2 million. This high level of tax payments is mainly due to the timing of income taxes assessed on the $22 million advanced payment received from VistaPrint in September 2004. Net income plus or minus non cash items such as the VistaPrint advanced payment amortization and depreciation was $1.1 million in the first quarter of 2005 compared to $1.6 million in the 2004 first quarter accounting for $0.5 million of the swing, while the remaining portion, $0.9 million, is attributable to working capital components.

The Company's capital expenditures of $1.1 million for the three months of 2005 were down by $0.5 million from 2004 level. The Company expects to hold capital expenditures to the $5 million range in 2005.

The Company has an outstanding authorization from its Board to repurchase 191,117 shares at April 2, 2005. The closing price of the Company's common stock as of April 2, 2005 was $14.41. At this price the repurchase of 191,117 shares would require $2,754,000.

On April 2, 2005, outstanding irrevocable letters of credit were $355,000.

We have a $6 million dollar line of credit facility available to us. At April 2, 2005 there are no borrowings on this line of credit. Interest on the line of credit is either 1.0% over LIBOR or the prime rate, at the Company's option.

We believe that cash on hand of $1.1 million at April 2, 2005, temporary investments of $6.5 million, cash flow from operations, and the $6 million available on the line of credit are sufficient to meet our cash requirements for operations, income tax payments, capital expenditures, common stock redemptions and debt service for the balance of 2005.

COMMITMENTS

The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, or of any long-term commitments that would have a material adverse affect on its financial condition.

MARKET RISK

There has been no change in market risks since December 31, 2004.

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

Risks due to fluctuation in interest rates are not material to the Company at April 2, 2005 because of no exposure to floating rate debt and limited market risk on its $6.5 million of temporary investments because interest is reset to market rates every 35 days.

Since May of 2003, over 90% of the Company's power needs are met through natural gas. The Company has investigated supply contracts of various lengths; currently it has no supply arrangements for fixed prices. Historically, the price of natural gas has fluctuated widely. In the past 39 months natural gas prices have been as low as $3.00 per decatherm and as high as $7.75, and is currently trading around $7.25 per decatherm for May 2005 gas. A one-dollar per decatherm change in the price of natural gas would affect the Company's annual net income by $80,000. Although the Company is concerned about cost and has from time to time acquired contracts for natural gas its main concern is availability. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel powered generator. Although such generators are generally available the Company cannot be assured that a generator adequate to meet the Company's needs will be available if and when such need should arise.

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

Specifically, and with respect to deferred tax assets, MOD-PAC had a gross deferred tax asset at April 2, 2005 of $6.8 million, which includes $1.6 million related to New York State Tax Credits. These credits are subject to certain statutory provisions, such as the length of available carry forward period and minimum tax, which reduces the probability of realization of the full value of such credits. Management established a valuation allowance of $0.9 million for these credits based on actual historical realization rates and the statutory carry forward period. The valuation allowance is reviewed at least annually. Most of the remaining $5.3 million of deferred tax assets relates primarily to the difference in the timing of the recognition of the $22 million VistaPrint advanced payment for financial statement purposes versus income tax return reporting. This deferred tax asset is considered by management to be realizable because of the predictability of the future taxable income from this advanced payment.

On April 12, 2005, New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. Beginning in 2006, a single sales factor apportionment method will be phased in, with a single sales factor solely used in 2008. It is expected that this enacted legislation will result in a lower apportionment of the Company's taxable income to New York State, resulting in lower New York state income taxes. Accordingly, the Company's ability to use or realize New York State tax credits may be reduced. The Company currently has a net deferred tax asset, after a valuation allowance, of approximately $700,000 related to New York State tax credits. Additionally, the Company will assess whether this enacted legislation will result in a change to the rate currently used to establish deferred tax balances. The Company is assessing the impact of the new tax legislation and will record any adjustments in the second quarter of 2005, the period of the enactment of the tax legislation.

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006, which is when we expect to adopt it.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), no amounts of operating cash flows were recognized in prior periods for such excess tax deductions.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the word "anticipate," "believe," "expect," "estimate," "project," and similar expressions are generally intended to identify forward looking statements. Any forward looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in MOD-PAC's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product and market channel expansions, capacity utilization and expansion, and repurchase of capital stock, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties, and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

  Overall economic and business conditions;

  The demand for MOD-PAC's goods and services;

  Competitive factors in commercial printing and the folding cartons;

  Changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

  The availability and costs of natural gas supplies in Western New York State;

  The internal and external costs of compliance with laws and regulations such as Section 404 of the Sarbanes-Oxley Act of 2002

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4. Controls and Procedures

As of April 2, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

As described in its annual report on Form 10-K filed with the SEC on March 9, 2005, the Company fully addressed, as of December 31, 2004, the material weakness identified by management in November of 2004. During the first quarter of 2005, the company continued its on going process of improving the efficiency and effectiveness of internal controls, particularly as they relate to the financial statement close process. There have been no other changes in our internal controls during the quarter.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.

	None.

Item 2.	Changes in Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 29, 2005	2,555	$12.59	2,555	191,117
January 31 - February 26, 2005	-	-	-	191,117
February 29 - April 2, 2005	-	-	-	191,117
Total	2,555	$12.59	2,555	191,117

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.1 Amendment No. 2 to Supply Agreement dated April 15, 2005.

Exhibit 10.2 Supply Agreement dated April 15, 2005.

Exhibit 31.1 Section 302 Certification - Chief Executive Officer

Exhibit 31.2 Section 302 Certification - Chief Financial Officer

Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed an 8-K on February 11, 2005, regarding its press release of its 2004 annual earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOD-PAC CORP.

(Registrant)

Date: April 29, 2005	By: /s/ C. Anthony Rider

C. Anthony Rider Vice President-Finance and Treasurer (Principal Financial Officer and Chief Accounting Officer)