Form 10-Q
period 2005-08-15
MOD PAC CORP
filed 2005-08-15
CIK 1191857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2005
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

As of July 2, 2005, 3,700,201 shares of common stock were outstanding consisting of 2,929,763 shares of common stock ($.01 par value) and 770,438 shares of Class B common stock ($.01 par value).

PART I - FINANCIAL INFORMATION

 Item 1.    Financial Statements

MOD-PAC CORP.
Consolidated Balance Sheet
July 2, 2005
With Comparative Figures for December 31, 2004

	(Dollars in Thousands)
	July 2, 2005	December 31,
	(Unaudited)	2004

Current Assets:
Cash and Cash Equivalents	$1,481	$2,584
Temporary Investments	5,500	12,183
Accounts Receivable:
Vista Print Ltd.	2,368	1,870
All other customers	4,273	3,125
Inventories	2,814	3,037
Prepaid Income Taxes	165	0
Prepaid expenses	616	281

Total current assets	17,217	23,080

Property, Plant and Equipment, at cost	63,303	60,339
Less accumulated depreciation and amortization	(32,718)	(29,765)

Net property, plant and equipment	30,585	30,574
Deferred Income Taxes	2,056	3,323
Other Assets	970	983

	$50,828	$57,960

Current Liabilities:
Current maturities of long-term debt	$85	$85
Accounts payable	4,161	2,571
Income taxes payable	0	6,961
Accrued expenses	1,475	2,075

Total current liabilities	5,721	11,692

Long-term debt	2,014	2,057
Deferred Income - advanced payment from VistaPrint	15,889	19,555
Other liabilities	410	384

Common Shareholders' Equity:
Common stock, $.01 par value
Authorized 20,000,000 shares, issued
3,265,229 in 2005, 3,049,479 in 2004	32	31
Class B common stock, $.01 par value
Authorized 5,000,000 shares, issued
770,438 in 2005, 925,440 in 2004	8	10
Additional paid-in capital	950	574
Retained earnings	28,379	26,200

	29,369	26,815
Less treasury shares, at cost 335,466 in 2005
and 332,911 in 2004	(2,575)	(2,543)

Total shareholders' equity	26,794	24,272

	$50,828	$57,960

See notes to financial statements

MOD-PAC CORP.

Consolidated Statement of Income and Retained Earnings
Period Ended July 2, 2005
With Comparative Figures for 2004

	(Dollars in Thousands)
	(Unaudited)
	SIX MONTHS		THREE MONTHS

	2005	2004	2005	2004

Revenue	$32,501	$22,998	$16,286	$11,434

Costs and Expenses:
Cost of products sold	22,953	17,238	11,651	8,678
Selling, general and administrative expenses	5,404	3,826	2,842	1,936
Interest (income) expenses	(34)	194	(16)	93

Total costs and expenses	28,323	21,258	14,477	10,707

Income before taxes	4,178	1740	1,809	727

Provision for income taxes	1,999	615	1,122	256

Net income	$2,179	$1,125	$687	$471

Retained Earnings:

January 1	26,200	22,478

July 2	$28,379	$23,603

Earnings per share:

Basic	$.60	$.30	$.19	$.13

Diluted	$.57	$.29	$.18	$.12

See notes to financial statements

MOD-PAC CORP.

Consolidated Statement of Cash Flows
Six Months Ended July 2, 2005
With Comparative Figures for 2004

	(Dollars in Thousands)
	(Unaudited)
	2005	2004

Cash Flows from Operating Activities:
Net income	$2,179	$1,125
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,976	2,387
Amortization of Deferred income - advanced payment from VistaPrint	(3,667)	-
Deferred income taxes	1,266	(440)
Other	26	617
Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(1,645)	(209)
Inventories	224	(1,102)
Prepaid expenses	(335)	(192)
Accounts payable	1,617	1,445
Income taxes payable	(7,126)	-
Accrued expenses	(627)	472

Net cash (used in) provided by Operating Activities	(5,112)	4,103

Cash Flows from Investing Activities:
Sale of temporary assets	6,683	-
Change in other assets	(12)	464
Capital expenditures	(2,964)	(4,044)

Net Cash provided by (used in) Investing Activities	3,707	(3,580)

Cash Flows from Financing Activities
New long-term debt	-	200
Principal payments on long-term debt and capital lease	(42)	(531)
Proceeds from issuance of stock	376	66
Purchase of treasury stock	(32)	(79)

Net Cash provided by (used in) Financing Activities	302	(344)

Net (decrease) increase in Cash and Cash Equivalents	(1,103)	179

Cash and Cash Equivalents at Beginning of Year	2,584	631

Cash and Cash Equivalents at End of Period	$1,481	$810

See notes to financial statements.

MOD-PAC CORP.

Notes to Consolidated Financial Statements

July 2, 2005

1)

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six-month period ended July 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. The measurement prescribed by APB Opinion No. 25 does not recognize compensation expense if the exercise price of the stock option equals the market price of the underlying stock on the date of grant. Accordingly, no compensation expense related to stock options has been recorded in the financial statements. Stock options exercised in the first and second quarter of 2005 resulted in the issuance of 6,746 and 54,002 shares of the Company's Common stock.

For purpose of pro forma disclosures, the estimated fair value of the MOD-PAC stock options at the date of grant is amortized to expense over the option's vesting period. The Company's pro forma information for the 2005 and 2004 is presented in the table below.

	(Dollars in Thousands)		(Dollars in Thousands)
	SIX MONTHS		THREE MONTHS

	2005	2004	2005	2004

Net income as reported	$2,179	1,125	$687	$471

Adjustments to record compensation expense for stock option awards under the fair value method of accounting	(284)	(80)	(149)	(40)

Pro forma net income	$1,895	1,045	$538	$431

Pro forma basic earnings per share	$.52	.28	$.15	$.12
Pro forma diluted earnings per share	$.50	.27	$.14	$.11

Earnings per share as reported:
Basic	$.60	.30	$.19	$.13
Diluted	$.57	.29	$.39	$.17

2)	Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:
		(Dollars in Thousands)
		July 2, 2005 (Unaudited)	December 31, 2004

	Finished Goods	$1,511	$1,779
	Work in Progress	194	90
	Raw Material	1,109	1,168

		$2,814	$3,037

3)	The Company performed printing and order fulfillment services for VistaPrint Limited, resulting in revenue of $14,815,000 and $7,948,000, respectively for the first six months of 2005 and 2004. VistaPrint owed MOD-PAC Corp. $2,368,000 and $1,870,000 at July 2, 2005 and December 31, 2004 respectively, related to such services. Robert S. Keane, the son of Kevin T. Keane, is a shareholder in and chief executive officer of VistaPrint Limited. In addition, Kevin T. Keane is a shareholder in VistaPrint Limited, holding less than 5% of its capital stock.

The 2005 revenue attributable to VistaPrint includes $3,666,000 of amortization of the $22 million advanced payment received on September 1, 2004 in connection with the new supply agreement.

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

4) The following table sets forth the computation of earnings per share:

	(in thousands, except for per share data)
	Six Months Ended July 2

	2005	2004

Net income	$2,179	$1,125

Basic earnings per share weighted average shares	3,656	3,734

Net effect of dilutive stock options	138	78

Diluted earnings per share weighted average shares	3,794	3,812

Basic earnings per share	$.60	$.30

Diluted earnings per share	$.57	$.29

5) Income Taxes:

The higher effective tax rate of 48% in the first six months of 2005 than what would be customary is due to increasing the valuation allowance for deferred tax assets related to New York State Tax Credits. New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. The enacted legislation will result in a lower apportionment of the Company's taxable income to New York State, resulting in lower New York State income taxes. Accordingly, the Company's ability to use or realize New York State tax credits is expected to be reduced. As a result, the Company increased its valuation allowance resulting in an increase to income tax expense of approximately $600,000 in the second quarter of 2005.

6) Capital structure:

The company's Class B stock is fully convertible into common at no cost and during the first half of 2005, 155,002 shares of Class B stock were converted to Common.

7) New Accounting Pronouncements:

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

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB NO. 43, Chapter 4." The amendments made by this statement clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 2004. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial position.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

REVENUES

For the second quarter of 2005 revenues were $16.3 million compared with $11.4 million in 2004, an increase of 43.0%. This increase of $4.9 million was mainly due to a $3.6 million increase in short run commercial printing revenue and a $1.2 million increase in net sales for the custom folding carton product line. The increase in short run commercial printing revenue was due to $1.8 million of amortization revenue related to the $22 million advanced payment received from VistaPrint in September of 2004 and $1.8 million of printed product shipments to VistaPrint customers. About 40% of the increase in custom folding carton sales is attributable to new accounts added since the first quarter of 2004 while the balance of the increase, 60%, is attributable to increased volume with existing customers.

For the first six months of 2005 revenues were $32.5 million compared with $23.0 million in 2004, an increase of 41.3%. This increase of $9.5 million was mainly due to a $6.8 million increase in short run commercial printing revenue and a $2.7 million increase in net sales for the custom folding carton product line. The increase in short run commercial printing revenue was due to $3.7 million of amortization revenue related to the $22 million advanced payment received from VistaPrint in September of 2004 and $3.1 million of printed product shipments to VistaPrint customers. About 40% of the increase in custom folding carton sales is attributable to new accounts added since the first quarter of 2004 while the balance of the increase, 60%, is attributable to increased volume with existing customers

EXPENSES AND MARGINS

Cost of products sold, as a percentage of revenues, for the second quarter of 2005 were 71.5% compared to 76.0% for the second quarter of 2004, a decrease of 4.5%. This ratio benefited 9.1% from the impact of the VistaPrint fee amortization. This benefit was offset by unfavorable increases in labor costs including benefits, and product mix. The impact from labor and benefits is mainly a result of increased headcount.

Cost of products sold, as a percentage of revenues, for the first six months of 2005 were 70.6% compared to 75.0% for the second quarter of 2004, a decrease of 4.4%. This ratio benefited 9.0% from the impact of the VistaPrint fee amortization. This benefit was offset by unfavorable increases in labor costs including benefits, manufacturing supplies, and unfavorable product mix. The impact from labor and benefits is mainly a result of increased headcount. The impact from the cost of manufacturing supplies is primarily due to increased material costs.

Selling, general, and administrative costs increased $0.9 million for the 2005 second quarter to $2.8 million from $1.9 million in 2004 due to a $0.5 million increase in sales and marketing costs mainly associated with the launch of our new commercial printing product line under the PrintLizard brand. The balance of the increase, $0.4 million, is related to increased depreciation, increased professional service fees, and severance expense related to the resignation of the Chief Financial Officer in May 2005.

Selling, general, and administrative costs increased $1.6 million for the first six months of 2005 to $5.4 million from $3.8 million in 2004 due to a $1.0 million increase in sales and marketing costs mainly associated with the launch of our new commercial printing product line under the PrintLizard brand. The balance of the increase, $0.6 million, is related to increased depreciation, increased professional service fees, and severance expense related to the resignation of the Chief Financial Officer in May 2005.

Interest income (expense) for the second quarter of 2005 increased to $16,000 from $(93,000) in the second quarter of 2004. This was a result of retiring all of our bank debt in the third quarter of 2004 with a portion of the proceeds from the advances payment of VistaPrint.

Interest income (expense) for the first six months of 2005 increased to $34,000 from $(194,000) in the second quarter of 2004. This was a result of retiring all of our bank debt in the third quarter of last year with a portion of the proceeds from the advances payment of VistaPrint

TAXES	Our effective income tax rate was 47.9% in the first six months of 2005 compared to 35.4% for the first six months of 2004. This was due to increasing the valuation allowance for deferred tax assets related to New York State Credits. New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. The enacted legislation will result in a lower apportionment of the Company's taxable income to New York State, resulting in lower New York State income taxes. Accordingly, the Company's ability to use or realize New York State tax credits is expected to be reduced. As a result, the Company increased its valuation allowance resulting in an increase to income tax expense of approximately $600,000 in the second quarter of 2005.

NET INCOME AND EARNINGS PER SHARE

Net income for the second quarter of 2005 was $0.7 million, up $0.2 million or 45.9%, from the 2004 first six months: diluted earnings per share were $0.18 compared to $.12, an increase of 50%. These increases are due to the fluctuations discussed above.

Net income for the first six months of 2005 was $2.2 million, up $1.1 million or 94%, from the 2004 first six months: diluted earnings per share were $0.57 compared to $.29, an increase of 97%. These increases are due to the fluctuations discussed above.

LIQUIDITY

Cash used in operating activities during the first six months of 2005 amounted to $5.1 million compared to cash provided by operating activities in the 2004 first six months of $4.1 million. This fluctuation of $9.2 million is principally because of income tax payments totaling $7.1 million related primarily to the Company's 2004 tax liability. The high 2004 tax liability is mainly due to the timing of income taxes assessed on the $22 million advanced payment received from VistaPrint in September 2004. Net income plus or minus non cash items such as the VistaPrint advanced payment amortization and depreciation was $2.8 million in the first six months of 2005 compared to $3.7 million in the 2004 first six months of 2004, accounting for $0.9 million of the fluctuation. The remainder of the fluctuation, $1.2million, was due to the changes in working capital, which used $0.8 million in the first half of 2005 as compared to generating $0.4 million in the first half of 2004.

The Company's capital expenditures of $3.0 million for the first six months of 2005 were down by $1.0 million from 2004 level. The Company expects to hold capital expenditures to the $5 million range in 2005.

The Company has an outstanding authorization from its Board to repurchase up to 191,117 shares at July 2, 2005. The closing price of the Company's common stock as of April 2, 2005 was $16.31. At this price the repurchase of 191,117 shares would require $3,117,118.

On July 2, 2005, outstanding irrevocable letters of credit were $297,000.

We have a $6 million dollar line of credit facility available to us. At July 2, 2005 there are no borrowings on this line of credit. Interest on the line of credit is either 1.0% over LIBOR or the prime rate, at the Company's option.

We believe that cash on hand of $1.4 million at July 2, 2005, temporary investments of $5.5 million, cash flow from operations, and the $6 million available on the line of credit are sufficient to meet our cash requirements for operations, income tax payments, capital expenditures, common stock redemptions and debt service for the balance of 2005.

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

Risks due to fluctuation in interest rates are not material to the Company at July 2, 2005 because of no exposure to floating rate debt and limited market risk on its $5.5 million of temporary investments because interest is reset to market rates every 35 days.

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

Specifically, and with respect to deferred tax assets, MOD-PAC has a gross deferred tax asset of $2.1 million related primarily to the difference in the timing of the recognition of the $22 million VistaPrint advanced payment for financial statement purposes versus income tax return reporting. This deferred tax asset is considered by management to be realizable because of the predictability of the future taxable income from this advanced payment.

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

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB NO. 43, Chapter 4." The amendments made by this statement clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 2004. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial position.

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

     •   The demand for MOD-PAC's goods and services;

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

See Market Risk in Item 2, above.

Item 4. Controls and Procedures

As of July 2, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Corporate Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company's Chief Executive Officer and Corporate Controller concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

As described in its annual report on Form 10-K filed with the SEC on March 9, 2005, the Company fully addressed, as of December 31, 2004, the material weakness identified by management in November of 2004. During the second quarter of 2005, the company continued its on going process of improving the efficiency and effectiveness of internal controls, particularly as they relate to the financial statement close process. There have been no other changes in our internal controls during the quarter.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

	None.

Item 2.	Changes in Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 4 - April 30, 2005	0	0	0	191,117
May 2 - May 28, 2005	-	-	-	191,117
May 30 - July 2, 2005	-	-	-	191,117
Total	0	0	0	191,117

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 Section 302 Certification - Chief Executive Officer

Exhibit 31.2 Section 302 Certification - Corporate Controller

Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOD-PAC CORP.

(Registrant)

Date: August 15, 2005	By: /s/ Daniel Keane

Daniel Keane President