Form 10-Q
period 2005-11-11
MOD PAC CORP
filed 2005-11-14
CIK 1191857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [ X ]

  As October 1, 2005, 3,420,749 shares of common stock were outstanding consisting of 2,674,443 shares of common stock ($.01 par value) and 746,306 shares of Class B common stock ($.01 par value).

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MOD-PAC CORP.
Consolidated Balance Sheet
October 1, 2005
With Comparative Figures for December 31, 2004

	(Dollars in Thousands)
	October 1, 2005	December 31,
	(Unaudited)	2004

Current Assets:
Cash and Cash Equivalents	$1,933	$2,584
Temporary Investments	3,625	12,183
Accounts Receivable:
Vista Print Ltd.	0	1,870
All other customers	4,342	3,125
Inventories	3,058	3,037
Prepaid Income Taxes	648	0
Prepaid expenses	560	281

Total current assets	14,166	23,080

Property, Plant and Equipment, at cost	62,932	60,339
Less accumulated depreciation and amortization	(33,221)	(29,765)

Net property, plant and equipment	29,711	30,574
Deferred Income Taxes	1,280	3,323
Other Assets	941	983

	$46,098	$57,960

Current Liabilities:
Current maturities of long-term debt	$88	$85
Accounts payable	3,509	2,571
Income taxes payable	0	6,961
Accrued expenses	1,786	2,075

Total current liabilities	5,383	11,692

Long-term debt	1,991	2,057
Deferred Income - advanced payment from VistaPrint	14,055	19,555
Other liabilities	420	384

Common Shareholders' Equity:
Common stock, $.01 par value
Authorized 20,000,000 shares, issued
3,300,141 in 2005, 3,049,479 in 2004	33	31
Class B common stock, $.01 par value
Authorized 5,000,000 shares, issued
746,306 in 2005, 925,440 in 2004	7	10
Additional paid-in capital	1,078	574
Retained earnings	29,196	26,200

	30,314	26,815
Less treasury shares, at cost 625,698 in 2005
and 332,911 in 2004	(6,065)	(2,543)

Total shareholders' equity	24,249	24,272

	$46,098	$57,960

See notes to financial statements

MOD-PAC CORP.

Consolidated Statement of Income and Retained Earnings
Period Ended October 1, 2005
With Comparative Figures for 2004

	(Dollars in Thousands)
	(Unaudited)
	NINE MONTHS		THREE MONTHS

	2005	2004	2005	2004

Revenue:

Net Sales	$40,894	$34,272	$12,278	$11,515
Amoritization of buy-out fee	5,500	611	1,834	611
Rental Income	341	347	122	106

Total revenue	46,735	35,230	14,234	12,232

Costs and Expenses:
Cost of products sold	33,161	26,699	10,208	9,461
Selling, general and administrative expenses	8,098	5,604	2,694	1,778
Interest expense	6	267	40	73

Total costs and expenses	41,265	32,570	12,942	11,312

Income before taxes	5,470	2,660	1,292	920

Provision for income taxes	2,474	679	475	64

Net income	$2,996	$1,981	$817	$856

Retained Earnings:

January 1	26,200	22,613

October 2	$29,196	$24,594

Earnings per share:

Basic	$.82	$.53	$.23	$.23

Diluted	$.79	$.52	$.22	$.22

See notes to financial statements

MOD-PAC CORP.

Consolidated Statement of Cash Flows
Nine Months Ended October 1, 2005
With Comparative Figures for 2004

	(Dollars in Thousands)
	(Unaudited)
	2005	2004

Cash Flows from Operating Activities:
Net income	$2,996	$1,981
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,369	3,638
Deferred income - advanced payment from VistaPrint	(5,500)	21,389
Deferred income taxes	2,043	(7,337)
Other	36	(382)
Cash flows from changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	653	(767)
Inventories	(21)	(902)
Prepaid expenses	(279)	43
Accounts payable	960	779
Income taxes payable	(7,609)	7,840
Accrued expenses	(311)	(17)

Net cash (used in) provided by Operating Activities	(2,663)	26,265

Cash Flows from Investing Activities:
Sale of temporary investments	8,558	-
Change in other assets	42	441
Capital expenditures	(3,507)	(5,443)

Net Cash provided by (used in) Investing Activities	5,093	(5,002)

Cash Flows from Financing Activities
New long-term debt	-	200
Principal payments on long-term debt and capital lease	(63)	(9,123)
Proceeds from issuance of stock	504	216
Purchase of treasury stock	(3,522)	(265)

Net Cash used in Financing Activities	(3,081)	(8,972)

Net (decrease) increase in Cash and Cash Equivalents	(651)	12,291

Cash and Cash Equivalents at Beginning of Year	2,584	631

Cash and Cash Equivalents at End of Period	$1,933	$12,922

See notes to financial statements.

MOD-PAC CORP.

Notes to Consolidated Financial Statements

October 1, 2005

1)

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine-month period ended October 1, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2004 annual report.

Revenue is recognized on the accrual basis, which is at the time of shipment of goods, except for the advance payment received from VistaPrint, which is being amortized, on a straight line basis, over 36 months from September 2004 through August 2007.

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. The measurement prescribed by APB Opinion No. 25 does not recognize compensation expense if the exercise price of the stock option equals the market price of the underlying stock on the date of grant. Accordingly, no compensation expense related to stock options has been recorded in the financial statements. Stock options exercised in the third quarter and the nine months ending October 1, 2005 resulted in the issuance of 10,780 and 71,528 shares of the Company's Common stock.

For purpose of pro forma disclosures, the estimated fair value of the MOD-PAC stock options at the date of grant is amortized to expense over the option's vesting period. The Company's pro forma information for the 2005 and 2004 is presented in the table below.

	(Dollars in Thousands)		(Dollars in Thousands)
	NINE MONTHS		THREE MONTHS

	2005	2004	2005	2004

Net income as reported	$2,996	1,981	$817	$856

Adjustments to record compensation expense for stock option awards under the fair value method of accounting	(336)	(120)	(52)	(40)

Pro forma net income	$2,660	1,861	$765	$816

Pro forma basic earnings per share	$.73	.50	$.21	$.23
Pro forma diluted earnings per share	$.71	.49	$.21	$.22

Earnings per share as reported:
Basic	$.82	.53	$.23	$.23
Diluted	$.79	.52	$.22	$.22

2) Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:
	(Dollars in Thousands)
	October 1, 2005 (Unaudited)	December 31, 2004

Finished Goods	$1,667	$1,779
Work in Progress	307	90
Raw Material	1,084	1,168

	$3,058	$3,037

3) VistaPrint Limited:

The Company performed printing and order fulfillment services for VistaPrint Limited, resulting in revenue of $11,990,829 and $9,756,000, respectively for the first nine months of 2005 and 2004. VistaPrint owed MOD-PAC Corp. $0 and $1,870,000 at October 1, 2005 and December 31, 2004 respectively, related to such services. Robert S. Keane, the son of Kevin T. Keane, is a shareholder in and chief executive officer of VistaPrint Limited. In addition, Kevin T. Keane, who is the Chairman of the Board of Directors of MOD-PAC, is a shareholder in VistaPrint Limited, holding less than 5% of its capital stock.

The 2005 and 2004 revenue attributable to VistaPrint includes $5,500,000 and $611,000 of amortization of the $22 million advanced payment received on September 1, 2004 in connection with the new supply agreement.

The Company had a supply agreement with VistaPrint Limited pursuant to which the Company was VistaPrint Limited's exclusive North American supplier of printed products through August 30, 2005. This agreement, which replaced an agreement that extended to 2011 and whereby MOD-PAC charged VistaPrint on a cost plus one-third mark-up basis, sets prices on a unit basis and provides a framework for pricing products covered by any renewals or extensions through August 2007.

On April 15, 2005, the Company agreed to an amendment of the current supply agreement with VistaPrint, which modifies the exclusivity provisions regarding the North American market. VistaPrint was allowed to produce and ship product to its customers in North America from its Windsor, Ontario, Canada plant prior to August 31, 2005, the expiration of the current supply agreement, in exchange for payments to MOD-PAC that approximate MOD-PAC's fixed costs and mark-up on such costs for the actual products VistaPrint ships to its customers in North America. Simultaneously the Company executed a supply agreement with VistaPrint for the twelve month period ending August 30, 2006. This agreement establishes unit pricing for volumes above $750,000 per month. For volumes under $750,000 per month a low volume surcharge is provided. However, VistaPrint is not obligated in any way to purchase printed products from MOD-PAC under this agreement.

4) Earnings Per Share:

The following table sets forth the computation of earnings per share:

	(in thousands, except for per share data)
	Nine months ended Oct. 1		Three months ended Oct. 1

	2005	2004	2005	2004

Net income as reported	$2,996	1,981	$817	$856

Basic earnings per share weighted average shares	3,646	3,734	3,626	3,734

Net effect of dilutive stock options	126	83	100	100

Diluted earnings per share weighted average shares	3,772	3,817	3,726	3,834

Basic earnings per share	$.82	.53	$.23	$.23

Diluted earnings per share	$.79	.52	$.22	$.22

5) Income Taxes:

The higher effective tax rate of 45% in the first nine months of 2005 than what would be customary is due to increasing the valuation allowance for deferred tax assets related to New York State Tax Credits. New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. The enacted legislation will result in a lower apportionment of the Company's taxable income to New York State, resulting in lower New York State income taxes. Accordingly, the Company's ability to use or realize New York State tax credits is expected to be reduced. As a result, the Company increased its valuation allowance resulting in an increase to income tax expense of approximately $600,000 in the second quarter of 2005.

6) Capital structure:

The company's Class B stock is fully convertible into common at no cost and during the first nine months of 2005, 179,134 shares of Class B stock were converted to Common.

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

REVENUES

For the third quarter of 2005 revenues were $14.2 million compared with $12.2 million in 2004, an increase of 16.4%. This increase of $2.0 million was mainly due to a $1.6 million increase in net sales for the custom folding carton line and a $0.2 increase in short run commercial printing revenue. About 40% of the increase in custom folding carton sales is attributable to new accounts added since the third quarter of 2004 while the balance of the increase, 60%, is attributable to increased volume with existing customers. The increase in short run commercial printing revenue was due to $1.2 million of amortization revenue related to the $22 million advanced payment received from VistaPrint in September of 2004 and $1.7 million of royalty payments to VistaPrint, offset by a $2.7 million decrease of printed product shipments to VistaPrint customers.

For the first nine months of 2005 revenues were $46.7 million compared with $35.2 million in 2004, an increase of 32.7%. This increase of $11.5 million was mainly due to a $7.1 million increase in short run commercial printing revenue and a $4.3 million increase in net sales for the custom folding carton product line. The increase in short run commercial printing revenue was due to $4.9 million of amortization revenue related to the $22 million advanced payment received from VistaPrint in September of 2004 and $2.2 million of royalty payments received from VistaPrint. About 40% of the increase in custom folding carton sales is attributable to new accounts added since the first quarter of 2004 while the balance of the increase, 60%, is attributable to increased volume with existing customers

EXPENSES AND MARGINS

Gross margin for the third quarter of 2005 increased to 28.3% from 22.7% during the same period last year. Excluding the amortization of the buy-out fee, gross margin on a quarter-over-quarter basis decreased to 17.7% in the third quarter of 2005 compared with 18.6% in the third quarter of 2004. This decrease is due to product mix and increased cost for paper board purchases.

Gross margin for the first nine months of 2005 increased to 29.0% from 24.2% during the same period last year. Excluding the amortization of the buy-out fee,

gross margin decreased to 19.6% from 22.9%. The decrease is due to product mix and increased cost for paper board purchases.

Selling, general, and administrative costs increased $0.9 million for the 2005 third quarter to $2.7 million from $1.8 million in 2004 due to a $0.7 million increase in sales and marketing costs mainly associated with the launch of our new commercial printing product line under the PrintLizard brand. The balance of the increase, $0.2 million, is related to increased depreciation and increased professional service fees.

Selling, general, and administrative costs increased $2.5 million for the first nine months of 2005 to $8.1 million from $5.6 million in 2004 due to a $1.4 million increase in sales and marketing costs mainly associated with the launch of our new commercial printing product line under the PrintLizard brand. The balance of the increase, $1.1 million, is related to increased depreciation, increased professional service fees, a new sales commission structure, and severance expense related to the resignation of the Chief Financial Officer in May 2005.

Net interest expense for the third quarter of 2005 decreased to $40,000 from $72,000 in the third quarter of 2004. This was a result of retiring all of our bank debt in the third quarter of 2004 with a portion of the proceeds from the advances payment of VistaPrint.

Net interest expense for the first nine months of 2005 decreased to $6,000 from $267,000 in the same period of 2004. This was a result of retiring all of our bank debt in the third quarter of last year with a portion of the proceeds from the advances payment of VistaPrint.

TAXES

Our effective income tax rate was 45.2% in the first nine months of 2005 compared to 25.5% for the first nine months of 2004. This was due to increasing the valuation allowance for deferred tax assets related to New York State Credits. New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. The enacted legislation will result in a lower apportionment of the Company's taxable income to New York State, resulting in lower New York State income taxes. Accordingly, the Company's ability to use or realize New York State tax credits is expected to be reduced. As a result, the Company increased its valuation allowance resulting in an increase to income tax expense of approximately $600,000 in the second quarter of 2005. Additionally, in the third quarter of 2004, an adjustment of approximately $400,000 was made to the valuation allowance related to Investment tax credit carryforwards which favorably impacted the effective tax rate.

NET INCOME AND EARNINGS PER SHARE

Net income for the third quarter of 2005 was $0.8 million, down $0.1 million or 4.6%, from the third quarter of 2004. This decrease was due to the fluctuations discussed above. Diluted earnings per share were $0.22 in the third quarter of 2005 as well as the third quarter of 2004.

Net income for the first nine months of 2005 was $3.0 million, up $1.0 million or 51.2%, from the 2005 first nine months: diluted earnings per share were $0.79 compared to $0.52, an increase of 51.9%. These increases are due to the fluctuations discussed above.

LIQUIDITY

Cash used in operating activities during the first nine months of 2005 amounted to $2.6 million compared to cash provided by operating activities in the 2004 first nine months of $26.3 million. This fluctuation of $28.9 million is due primarily to the receipt in 2004 of the advanced buyout fee from VistaPrint in connection with the new supply agreement. This accounts for $26.9 million of the fluctuation. The changes in working capital used $4.5 million in the first nine months of 2005 as compared to using $0.7 million in the first nine months of 2004, accounting for $3.8 million of the fluctuation. Net income plus depreciation provided $7.4 million in the first nine months of 2005 as compared to $5.6 million in the first nine months of 2004, resulting in a $1.8 million increase.

The Company's capital expenditures of $3.5 million for the first nine months of 2005 were down by $1.9 million from 2004 level. The Company expects to hold capital expenditures to less than $5 million in 2005.

The Company has an outstanding authorization from its Board to repurchase up to 100,885 shares at October 1, 2005. The closing price of the Company's common stock as of October 1, 2005 was $10.88. At this price the repurchase of 100,885 shares would require $$1,097,629.

On October 1, 2005, outstanding irrevocable letters of credit were $297,000.

We have a $6 million dollar line of credit facility available to us. At October 1, 2005 there were no borrowings on this line of credit, but there are two letters of credit outstanding that total $297,000. Interest on the line of credit is either 1.0% over LIBOR or the prime rate, at the Company's option.

We believe that cash on hand of $1.9 million at October 1, 2005, temporary investments of $3.6 million, cash flow from operations, and the $6 million available on the line of credit are sufficient to meet our cash requirements for operations, income tax payments, capital expenditures, common stock redemptions and debt service for the balance of 2005.

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

Risks due to fluctuation in interest rates are not material to the Company at October 1, 2005 because of no exposure to floating rate debt and limited market risk on its $3.6 million of temporary investments, because interest is reset to market rates every 35 days.

Since May of 2003, over 90% of the Company's power needs are met through natural gas. The Company has investigated supply contracts of various lengths; currently it has no supply arrangements for fixed prices. Historically, the price of natural gas has fluctuated widely. Although the Company is concerned about cost and has from time to time acquired contracts for natural gas, its main concern is availability. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel powered generator. Although such generators are generally available, the Company cannot be assured that a generator adequate to meet the Company's needs will be available if and when such need should arise.

We have no foreign operations, nor do we transact any business in foreign currencies. Accordingly, we have no foreign currency market risks.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting policies requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In developing such estimates, management evaluates the facts known to it at the time and applies such facts within the framework of certain critical accounting policies that govern valuation allowances of the Company's assets. These policies include determining the need for a valuation allowance with respect to doubtful accounts receivable, lower of cost or market reserves related to the Company's inventories, depreciation allowances and impairment reserves with respect to the Company's long-lived assets and valuation allowances with respect to the realizability of deferred tax assets. Often, management must make certain assumptions about the future when applying these policies. Management uses experience in developing such assumptions about the future. Actual experience will be different than the assumptions made and differences could result in material adjustments to management's estimates.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4.         Controls and Procedures

As of October 1, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Corporate Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company's Chief Executive Officer and Corporate Controller concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in our internal controls during the quarter.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

	None.

Item 2.	Changes in Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 3 - July 30, 2005	0	0	0	191,117
July 31 - Aug 27, 2005	82,466	12.36	82,466	308,651
Aug 28 - Oct. 1, 2005	207,766	11.82	207,766	100,885
Total	290,232	11.98	290,232	100,885

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K

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

MOD-PAC CORP.

(Registrant)

Date: November 11, 2005	By: /s/ Daniel Keane

Daniel Keane President