Form 10-K
period 2005-12-31
MOD PAC CORP
filed 2006-03-29
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2005
Commission File Number: 0-50063
MOD-PAC CORP.
(Exact Name of Registrant as Specified in its Charter)

New York	16-0957153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1801 Elmwood Avenue Buffalo, New York 14207
(Address of principal executive office)
(716) 873-0640
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:

Title of each class	Name of each exchange on which registered

$.01 par value Common Stock $.01 par value Class B Stock	NASDAQ National Market System NASDAQ National Market System
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
Indicate by checkmark if the registrant is not required to file report pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑.
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
Indicate by checkmark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 2, 2006, 3,441,957 shares were outstanding, consisting of 2,729,999 shares of Common Stock $.01 Par value and 711,958 shares of Class B Stock $.01 Par Value. The aggregate market value, as of July 2, 2005, of the shares of Common Stock and Class B Stock of MOD-PAC CORP. held by non-affiliates was approximately $39,525,116 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2006 are incorporated by reference into Part III of this Report.

PART I
Item 1. BUSINESS
Forward Looking Information
Certain statements contained in this report are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the word “anticipate,” “believe,” “expect,” “estimate,” “project,” and similar expressions are generally intended to identify forward looking statements. Any forward looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in MOD-PAC CORP’s (MOD-PAC) communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product and market channel expansions, capacity utilization and expansion, and repurchase of capital stock, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties, and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:
•	Overall economic and business conditions;

•	The demand for MOD-PAC’s goods and services;

•	Customer acceptance of the products and services MOD-PAC provides;

•	Competitive factors in commercial printing and the folding cartons;

•	Changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	The availability and costs of natural gas supplies in Western New York State;

•	The internal and external costs of compliance with laws and regulations such as Section 404 of the Sarbanes-Oxley Act of 2002.
Overview
MOD-PAC is a high value-added, on demand print services firm operating a unique low-cost business model. MOD-PAC’s strategy is to grow market share through strategic niche applications for its custom folding carton business and to capture a share of the $25 billion commercial print market currently served by over 28,000 printers with under $5 million in annual print volume. We believe that we can aggregate this market by leveraging our capabilities to innovate and aggressively integrate technology into the Company’s marketing, order in-take and production operations, and to provide economically-priced, short run, on demand full-color print products and services. MOD-PAC has economic advantage and scale as a result of channeling a large number of small to medium-sized print orders through its “Superprint” facility.
Our key differentiator is our success at being a just-in-time producer of short-run, quality on demand print products. Through our lean manufacturing processes coupled with state-of-the-art printing technologies, we are able to address short run, highly variable content needs of our customers with a short turn around time relative to industry standards.
We provide products in two primary categories, folding cartons and full color print-on-demand.
Folding Cartons:
Custom Folding Cartons: Through MOD-PAC’s fully-integrated, automated die design and custom folding carton print production, we can meet the highly variable needs of our custom packaging customers and provide cost competitive prices for on-demand products in the required quantities. Full service design, employing advanced computer-aided design and manufacturing systems, computer-to-plate speed and accuracy, and rapid turnover print processes give our customers the products they need when they need them. Our customers are generally in the healthcare, pharmaceuticals, confectionary, food and beverage, and automotive sectors, including private label manufacturers. We sell directly to these customers, who have requirements that are characterized by high product variability, short production cycles, and variable print run quantities.
Stock Boxes: Stock boxes are standardized box sizes and shapes that are then customized for our customers’ needs. We serve over 4,300 customers around the globe through a distributor network and directly through one distributor. Our market is primarily the global independent confectioners industry, however, we also provide stock boxes during the holiday season to gift retailers and for general consumer use.
Full Color Print-On-Demand:
Short-run Commercial Printing: MOD-PAC produces a variety of commercial print products, including business cards, direct mail post cards, letterhead and corporate stationery, presentation folders, product catalogs and product flyers. We are targeting U.S. businesses for commercial print as these customers all require corporate branding, stationery, such as business cards and letterhead, and point of sale marketing materials. MOD-PAC’s capabilities allow them to eliminate the need to stock inventory and provide economically-priced products due to our scale. We approach this large market through two channels:
▪	Direct targeted markets: We sell directly to a select group of targeted industries in the small business world. Our web-to-print store, www.printlizard.com, provides convenient design and order capabilities. In addition, customers have the option of using our design staff to assist them in their print product development. Customers may include nonprofit organizations, event planners, realtors and creative design agencies.

▪	Print distributors: The print distribution industry is an efficient channel to market for commercial print products with approximately $2.5 billion in annual sales. Print distributors have strong relationships established throughout the U.S. with small business to large corporate entities. Print distributors have historically been served by networks of small localized printers, which lack the scale and diversity of services that we have, or by larger, regional printers which have not converted to print-on-demand production.
Personalized Printed Products: MOD-PAC produces and markets a variety of event-oriented products for the corporate and consumer market including specialty items such as invitations and announcements, napkins, and stationery. Distinctive designs can be provided for all social occasions such as corporate sales conferences, corporate client events, weddings, graduations, and anniversaries. Personalized print products are marketed through resellers such as bridal and gift shops, event planners, internet resellers, for example eInvite.com, and our retail website, www.partybasics.com.
General Development of Business
The spin-off from Astronics Corporation on March 14, 2003, was an important event in the Company’s history. The spin-off was accomplished by means of a distribution (the Distribution) of all of the outstanding shares of MOD-PAC’s common stock and Class B stock. The shares of MOD-PAC were distributed on a pro rata basis to the shareowners of Astronics in a tax-free distribution. The Astronics’ Board of Directors set a one-for-two distribution ratio, in which (i) each Astronics common stock owner received one share of MOD-PAC common stock for every two shares of Astronics common stock owned on the record date for the Distribution and (ii) each Astronics Class B stock owner received one share of MOD-PAC Class B stock for every two shares of Astronics Class B stock owned on the record date for the Distribution. At the time of the Distribution, MOD-PAC became a separately traded, publicly held company.
MOD-PAC’s business has developed rapidly over the last five years because of the development of our commercial print product line for VistaPrint, a former customer of the Company, as well as the success of our custom folding carton product line which has gained new customers and captured more business from existing customers. In 2002, we began servicing VistaPrint, which was a front-end web store for commercial print to the small office/home office market. MOD-PAC produced and distributed the orders VistaPrint received. In order to respond to the growth in sales of the commercial print product line for VistaPrint, MOD-PAC rapidly increased its capacity with capital expenditures of $19.7 million over the last three years and employment increasing to 435 employees from 289 employees. In July 2004, the Company announced a new agreement to terminate the supply agreement with

VistaPrint, which was scheduled to expire in April 2011. At that time, VistaPrint had decided to bring a majority of its printing needs in house. In connection with this, MOD-PAC received $22 million as a contract buy-out fee from VistaPrint on September 1, 2004 and established a new supply agreement. This new agreement expired on August 30, 2005. Although disappointed with the prospect of losing a large customer, MOD-PAC, as a result of the processes and production resources gained from the relationship, had also been strategically expanding its marketing and sales plans to develop other channels to market for commercial print.
On April 15, 2005, the Company agreed to amend the new supply agreement with VistaPrint, which modified the exclusivity provision regarding the North American market through August 2005. As a result of the amendment, VistaPrint was allowed to produce and ship product to its North American customers from its Windsor, Ontario plant in advance of the expiration of the contract provided MOD-PAC received payments that approximated the fixed costs and mark-up on any products VistaPrint shipped to its customers. Simultaneously, the Company executed a supply agreement with VistaPrint for the 12-month period ending August 30, 2006. This agreement established unit pricing for volumes above $750,000 per month, and a low volume surcharge for volumes under that monthly threshold. VistaPrint is not obligated to purchase printed products from MOD-PAC under this agreement. During the fourth quarter of 2005, VistaPrint was able to fulfill all of their print needs in-house, and therefore, no further orders were received by MOD-PAC, and no future orders are anticipated from VistaPrint.
Practices as to Maintaining Working Capital
Part of the Company’s strategy is to minimize working capital requirements by reducing production cycle times, generally enabling the Company to generate substantially all its capital requirements from operations. The Company had no outstanding bank debt at December 31, 2005, and has substantial liquidity in the form of cash, cash equivalents and temporary investments, which combined totaled $3.9 million at December 31, 2005. An unsecured line of credit of $6 million is available, and in combination with its $3.9 million of cash, cash equivalents and temporary investments, the Company believes it can meet its obligations, other working capital requirements and capital expenditure needs in 2006.
Competitive Conditions
The print industry is a highly competitive industry, and MOD-PAC faces a number of competitors for each of the markets it serves. In the U.S. folding carton industry, which rapidly consolidated during the 1990’s, our competitors include approximately 300 companies, many of which are independent and privately-held. The largest competitors in this market are primarily focused on the long-run print order market. They include large integrated paper companies, such as SmurfitStone Container Corporation and Mead Westvaco, and large, publicly held converting companies such as Caraustar and Graphic Packaging Corporation. MOD-PAC’s focus is on niche market needs requiring short print runs, which capitalize on our efficient processes and operations to profitably meet customers’ highly variable needs.
For commercial print products, the market we are targeting is served by over 28,000 small U.S. printers that typically have less than 20 employees and less than $5 million in revenue. These small operations do not the have technological capabilities equivalent to MOD-PAC, lack the variety of print and finishing capabilities and are often geographically constrained to local customers. There are several larger competitors in this sector, such as Modern Postcard, Taylor Corporation and BCT International. We believe that as a result of their operating models, they generally are not able to execute a print-on-demand strategy as effectively as MOD-PAC.
Our success is dependent upon our competitive pricing, innovative and responsive customer support, creative graphics support and short lead-time delivery performance. We believe our investments in state-of-the-art technology and production processes will enable us to continue introducing new, enticing product designs and to consistently provide flexible and responsive service for our customers, while shortening lead-times and maintaining or improving our delivery times.
Employees
The Company employed 435 employees as of December 31, 2005. The Company considers its relations with its employees to be good.

Raw Materials and Components
Our principal raw materials are paperboard, paper and ink which are available from multiple sources. We purchase most of these raw materials from a limited number of strategic and preferred suppliers. Although the paper industry is cyclical and prices can fluctuate, we have not been significantly adversely impacted in recent years by increases in paper prices as we have been able to pass on these price increases to our customers.
International Quality Standards
Our principal printing and packaging plant is ISO 9001 certified for folding carton production and ISO 9001 compliant for commercial printing. ISO 9001 standards are an international consensus on effective management practices with the goal of ensuring that a company can consistently deliver its products and related services in a manner that meets or exceeds customer quality requirements. ISO 9001 standards set forth the requirements that a company’s quality systems must meet to achieve a high standard of quality. As an ISO 9001-registered manufacturer, we can represent to our customers that we maintain high quality industry standards in the education of our employees and the design and manufacture of our products.
Environmental and Other Governmental Regulation
We are subject to various federal, state and local laws relating to the protection of the environment. We continually assess our obligations and compliance with respect to these requirements. We believe we are in material compliance with all existing applicable environmental laws and permits and our current expenditures will enable us to remain in material compliance. Because of the complexity and changing nature of environmental regulatory standards, it is possible situations will arise from time to time that require us to incur expenditures in order to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations or financial condition and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2006.
Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health. We believe we are in material compliance with these laws and regulations and do not believe future compliance with such laws and regulations will have a material adverse effect on our operating results or financial condition.
Available information
The Company files its financial information and other materials required by the SEC electronically with the SEC. These materials can be accessed electronically via the Internet at www.sec.gov. Such materials and other information about the Company are available through the Company’s website at www.modpac.com under the Investor Relations information section.
Item 1A. RISK FACTORS
▪	Significant increases in the cost of energy or raw materials could have a material adverse effect on the Company’s margins and income from operations. Increases in paper costs, which represent a significant portion of our raw material costs, and any decrease in availability of paper could particularly adversely affect our business.

▪	The Company’s ability to successfully implement its business strategies, its efforts to expand its markets for commercial print and to realize anticipated savings is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control.

▪	Delays in our plans to improve manufacturing productivity and control costs of operations could negatively impact our margins.

▪	We have been dependent on certain customers, the loss of which could have material adverse effects on product sales and, depending on the significance of the loss, our results of operations, financial condition or cash flow. The Company’s ability to generate cash flows is dependent, in significant part, on its ability to reestablish growth in sales volume and maintain or increase selling prices that it realizes for its products.

▪	The Company faces intense competition and, if it is unable to compete successfully against other manufacturers of paperboard or cartons, it could lose customers and its revenues may decline.

▪	If we cannot protect our reputation due to product quality and liability issues, our business could be harmed.

▪	The Company’s net sales and profitability could be affected by intense pricing pressures. If the Company’s facilities are not as cost efficient as those of its competitors, or if its competitors otherwise choose to lower prices, the Company may lose customers to its competitors, which could negatively impact its revenues, cash flows and financial condition.

▪	Any prolonged disruption in production due to labor difficulties, equipment failures, destruction of or material damage to any of the Company’s facilities could have a material adverse effect on the Company’s net sales, margins and cash flows.

▪	The Company may not be able to adequately protect and defend its intellectual property and proprietary rights, which could harm its future success and competitive position.

▪	The Company is subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under such laws or regulations, could negatively impact its financial condition and results of operations.

▪	Work stoppages and other labor relations matters may make it substantially more difficult or expensive for the Company to manufacture and distribute its products, which could result in decreased sales or increased costs, either of which would negatively impact its financial condition and results of operations.

▪	We are dependent on key management personnel. We cannot be certain that we will be able to retain our executive officers and key personnel or attract additional qualified management in the future.
Item 1B. UNRESOLVED STAFF COMMENTS
Not Applicable
Item 2. PROPERTIES
We maintain our corporate headquarters and conduct our operations at the following facilities:

		Square	Owned or
Location	Type of Facility	Footage	Leased
Buffalo, NY	Corporate headquarters; printing and manufacturing	335,000	Owned

Blasdell, NY	Printing and imprinting	50,000	Owned

Buffalo, N.Y.	Office and warehouse	230,000	Leased
We believe the 335,000 square foot corporate headquarters, printing and manufacturing property and the Blasdell property have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. The Company entered into a forty-nine year lease for the 230,000 square feet of office and warehouse buildings in November 2003. These buildings are adjacent to our corporate headquarters, printing and manufacturing property and were acquired for potential expansion of such facilities. In 2004, we undertook a survey of these buildings, developed a rehabilitation program, and spent $0.9 million in connection with this program. In 2005, we spent $1.7 million in connection with this rehabilitation program. Currently, much of this space is being rented to third parties. We have plans to continue additional rehabilitation over the next several years. The timing of these future rehabilitation expenditures will be based on our anticipated facility requirements.

Item 3.	LEGAL PROCEEDINGS
There are no material pending legal proceeding to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
PART II

Item 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On March 14, 2003, the Company was spun-off from Astronics Corporation in a tax-free distribution to the shareholders of Astronics Corporation and became listed on the NASDAQ National Market under the symbol MPAC. Except for a special $7,000,000 dividend paid to Astronics Corporation on December 31, 2002, in connection with its spin-off from Astronics, the Company has not paid any cash dividends in the three-year period ended December 31, 2005. It has no plans to pay dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business. As of March 2, 2006, there were approximately 642 registered shareholders for the Company’s Common Stock and 591 registered shareholders for the Class B stock.
Quarterly information for each quarterly period during 2005 and 2004 on the range of prices for the Company’s Common Stock appears in the following table:

	2005				2004
Quarter	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$12.12	$17.98	$16.74	$16.99	$13.05	$11.50	$9.00	$8.87
Low	$10.10	$10.10	$10.94	$12.26	$10.81	$9.00	$8.16	$7.40
PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER

			(c)Total Number of Shares	(d) Maximum Number of
	(a) Total Number	(b) Average Price	(or Units) Purchased as Part	Shares (or Units) that May
	of Shares (or	Paid per Share	of Publicly Announced Plans	Yet Be Purchased Under
Period	Units) Purchased	(or Unit)	or Programs	the Plans or Programs

Oct. 1 – Oct. 29, 2005	0	N/A	0	100,885
Oct. 30 – Nov. 26, 2005	0	N/A	0	100,885
Nov. 27 - Dec. 31, 2005	0	N/A	0	100,885

Total	0	N/A	0	100,885

Item 6. SELECTED FINANCIAL DATA

(dollars in thousands, except for per share data)	2005	2004	2003	2002	2001
			Restated (1)

Performance:
Revenue (2)	$71,193	$50,280	$41,215	$32,121	$30,842
Cost of Products Sold	$42,960	$37,008	$31,474	$24,110	$23,350
Gross Margin	39.7%	26.4%	23.6%	24.9%	24.3%
Selling, General and Administrative Expenses	$10,476	$7,658	$6,161	$4,973	$4,596
Operating Margin	24.9%	11.2%	8.7%	9.5%	9.4%
Net Income	$11,028	$3,722	$2,065	$1,959	$1,733
Net Margin	15.5%	7.4%	5.0%	6.1%	5.6%
Basic Earnings Per Share	$3.07	$1.00	$0.55	$0.49	$0.43
Weighted Average Shares Outstanding – Basic	3,593	3,728	3,772	4,017	4,026
Diluted Earnings Per Share	$2.97	$0.97	$0.54	$0.48	$0.42
Weighted Average Shares Outstanding – Diluted	3,708	3,821	3,837	4,100	4,108
Return on Average Assets	21.7%	7.6%	5.9%	6.6%	6.0%
Return on Average Equity	38.8%	16.2%	9.8%	8.5%	7.0%

Year End Financial Position:
Total Assets	$43,724	$57,960	$40,381	$30,042	$29,682
Long Term Debt (excluding current portion)	$1,969	$2,057	$9,657	$4,412	$290
Shareholders’ Equity	$32,598	$24,272	$21,816	$20,389	$25,494
Book Value Per Share	$9.50	$6.66	$5.86	$5.18	$6.48

Other Data:
Depreciation and Amortization	$5,667	$4,951	$4,075	$3,054	$3,004
Capital Expenditures	$4,732	$6,316	$8,600	$8,014	$1,427
Shares Outstanding — Common	2,716	2,717	2,744	2,922	2,836
— Class B	717	925	976	1,013	1,206
Number of Registered Shareholders — Common	642	662	806	n/a	n/a
(as of March 2, 2006) — Class B	591	641	1,756	n/a	n/a

(1)	See Note 13 to the consolidated financial statements for information related to the restatements of 2003 amounts.

(2)	Includes $19,556 and $2,443 of revenue in 2005 and 2004 related to the amortization of the contract buy-out fee.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the Selected Financial Data, our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of many factors including those under the caption “Forward-Looking Information” in Item 1.
Overview
Our strategy for returning to growth is continuing to gain market share in the custom folding cartons business and aggressively entering the commercial print market by serving the largest print distributors and internet print providers while capturing direct customers in select markets. We believe the commercial print industry will continue consolidating and, given our operational expertise to serve multitudes of large orders on a rapid, profitable basis, we can rapidly gain market share. We believe we can effectively challenge other printer businesses because we offer faster speed, higher variability and flexibility and can capitalize on our “Superprint” facility’s economies of scale to offer competitive prices with better margins than those printers whose business models are based on long lead-times and large production runs or those lacking the depth in capabilities and sufficient scale to profitably serve such a diverse marketplace. During the period of 2003 through 2005 reviewed in the following discussion, our operations have been significantly influenced by the activities associated with our supply agreements with VistaPrint Limited. In 2005, we lost VistaPrint’s business to its decision to produce its print products in house, however, we had stepped up our sales and marketing efforts to expand our existing custom folding carton market and to build new market opportunities for our commercial print products. We anticipate expenditures for sales and marketing to continue into 2006, however, we anticipate there should be reductions in our sales and marketing spending of approximately $1.0 million as a result of not having the marketing activities associated with the launch of our web-to-print store, www.printlizard.com. We anticipate 2006 to be a transition year as we build volume to fill the capacity vacated by our former customer.
Revenue
2005 compared with 2004
For fiscal 2005, revenue was $71.2 million compared with $50.3 million in 2004, an increase of $20.9 million or 41.6%. Included in 2005 and 2004 revenue was $19.6 million and $2.4 million, respectively, associated with the contract buy-out fee received from our former customer. Excluding the revenue related to the contract buy-out fee, 2005 revenue was $51.6 million compared with $47.8 million in 2004.
The custom folding cartons product line had sales of $23.6 million in 2005, up $5.8 million, or 32.7%, from $17.8 million in 2004. Approximately 58% of this increase came from new customers, while 42% came from higher volumes with existing customers.
Commercial print-on-demand product line sales were down $2.1 million, or 12.8%, to $14.4 million in 2005 from $16.5 million in 2004. Until the fourth quarter of 2005, commercial print product sales were, for the most part, to VistaPrint.
During the first eight months of 2004, MOD-PAC’s contract with VistaPrint was based on a long-term cost recovery approach with the terms of the agreement stretching until April 2011. VistaPrint was billed for the costs in our plant that were dedicated to their production requirements plus a one-third mark-up on product fulfillment. On September 1, 2004, this arrangement was revised to a more traditional customer/vendor supply arrangement with the definitive term of the agreement changed to one year, through August 31, 2005. The pricing structure was changed as well to a units-based approach. As a part of the restructuring of the agreement, MOD-PAC received payment of $22 million from VisatPrint as a buy-out fee for the remaining years of the original contract. This fee was to be amortized over a 36-month period, which was defined by the 12-month definitive term of the new agreement that was effective September 1, 2004 and the 24-month period for which a pricing framework was described in this agreement relative to any subsequent agreements. On April 15, 2005, MOD-PAC agreed to an amendment of the supply agreement that was effective September 1, 2005, which modified the exclusivity provision regarding the North American market. As a result of the amendment, VistaPrint was allowed to produce and ship product to its North American customers from its Windsor, Ontario plant prior to August 31, 2005, the expiration of the supply agreement. In exchange, MOD-PAC received payments that approximated MOD-PAC’s fixed costs and mark-up on such costs for the actual products VistaPrint shipped. During the period April 15, 2005 through the termination of the supply agreement at August 31, 2005, MOD-PAC received $2.2 million in payments from VistaPrint. Simultaneously, the Company executed a supply agreement with VistaPrint for the 12-month period ending August 30, 2006. This agreement established unit pricing for volumes above $750,000 per month, while for volumes below that threshold, a low volume surcharge was put into place. VistaPrint, however, was not obligated to purchase printed products from MOD-PAC under this agreement. During the fourth quarter of 2005, given the conclusion that the Company does not anticipate any future sales to VistaPrint, the remaining $14.1 million of the unamortized portion of the contract buy-out fee was recognized as revenue.
2005 net sales in MOD-PAC’s stock box product line remained flat year-over-year at $9.8 million, while the personalized print product line realized a slight increase of $0.1 million in net sales to $3.4 million in 2005, from $3.3 million in 2004.
2004 compared with 2003
For fiscal 2004, revenue was $50.3 million compared with $41.2 million in 2003, an increase of $9.1 million or 22%. Commercial print-on-demand, which had net product sales of $16.5 million in 2004, accounted for $2.9 million of this increase. This product line was up 21.3% from $13.6 million in 2003 sales. Revenue in 2004 also included $2.4 million associated with the amortization of the contract buy-out fee from VistaPrint.
The custom folding cartons product line had net sales of $17.8 million, up $3 million, or 20.3% from $14.8 million in 2003. Approximately 60% of this increase came from new customers with the balance of the increase coming from higher volume to existing customers.
Net sales in MOD-PAC’s stock box product line experienced a 3.2% increase of $0.3 million to $9.8 million in 2004 from $9.5 million in 2003. In 2004, personalized print net sales realized a slight increase of $0.1 million to $3.3 million from $3.2 million in 2003.
Cost of Products Sold
As a percentage of revenue, the cost of products sold were 60.3%, 73.6%, and 76.4% for the years 2005, 2004, and 2003, respectively. Excluding the amortization of the contract buy-out fee, the cost of products sold were 83.2%, 77.4%, and 76.4% for the years 2005, 2004, and 2003, respectively.
Throughout the majority of this three-year period, we have added additional capacity measured both in terms of equipment and production hours available. In the first half of 2003, two high-speed presses were added, and by the second half of 2003, we were generally running three shifts a day. In 2004, another high-speed press was added, while we continued to increase the capabilities of our second and third shifts through increased supervision and production support, such as engineering, material handling, shipping and receiving. In 2005, additional machinery for finishing was purchased, including a stitchmaster, folder, and cutter that allows us to enlarge our portfolio of commercial print products. This aggressive ramp-up of capacity through the beginning of 2005 was undertaken both to successfully service the rapidly growing VistaPrint business and to address our strategic effort to aggressively enter the commercial print market. During the latter half of 2005, capacity was underutilized and pressure was placed on our cost of products sold. An increase in raw material costs and changing sales mix also contributed to the increase in costs.
The increase in cost of products sold, excluding the amortization of the contract buy-out fee, in 2005 to 83.2% of revenue from 77.4% of revenue in 2004 was primarily the result of increased raw material cost, changing sales mix, and investment in resources which supported previous VistaPrint business. With the loss of VistaPrint as a customer, the Company now has excess capacity, which we plan to use to reestablish growth in the commercial print business. The cost of products sold as a percentage of revenue in 2004, excluding the amortization of the contract buy-out fee, was 77.4% compared with 76.4% in 2003. The increase was a result of the costs associated with our increased capacity not recovered through volume increases and the effect on revenue related to the change in our billing structure with VistaPrint.

Selling, General and Administrative Costs
As a percentage of total revenue, selling, general and administrative costs were 14.7%, 15.2%, and 15.0% for the years 2005, 2004, and 2003, respectively. Excluding the amortization of the contract buy-out fee, selling, general, and administrative costs were 20.5%, 16.0%, and 15.0% for the years 2005, 2004, and 2003 respectively. The majority of selling, general and administrative costs were related to salaries and benefits for sales and administrative personnel, which have increased in order to develop our commercial print product line, salary adjustments and increased costs for benefits such as employee medical and dental. In addition, 2005 expenses were impacted by the increase in expenditures to develop and implement our web-to-print store, www.printlizard.com.
Interest Expense
Interest expense was $216 thousand, $410 thousand and $245 thousand, respectively, in 2005, 2004, and 2003. The 2004 expense included $95 thousand reclassified from other comprehensive income related to a cash flow hedge on debt that was prepaid in 2004. The decrease in interest expense from 2004 to 2005 was a result of lower outstanding debt that was reduced with proceeds from the contract buy-out fee. The increase in 2004 from 2003 was a result of borrowings to fund the Company’s capital program.
Loss on Disposal of Assets
The loss on sale of assets of $101 thousand in 2003 resulted from the sale or disposal of mainly pre-press equipment and components, which became redundant as a result of the implementation of more advanced technology.
Provision for Income Taxes
Our effective income tax rate was 38.0% in 2005, 29.7% in 2004, and 36.2% in 2003. The 2005 tax rate was higher than would be customary due to an increase in the valuation allowance for deferred tax assets related to New York State Tax Credits. New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. The enacted legislation will lower the apportionment of the Company’s taxable income to New York State and should result in lower New York State income taxes. Accordingly, the Company’s ability to use or realize New York State tax credits was reduced. As a result, the Company increased its valuation allowance reflecting an increase to income tax expense of approximately $696,000 in 2005. The 2004 tax rate was lower than customary due to the Company reducing its valuation allowance for deferred tax assets as a result of realizing a portion of the deferred tax assets for the state tax credits.
Net Income
Net income in 2005 was $11.0 million, an increase of $7.3 million, or 196.3%, over 2004’s net income of $3.7 million. This increase was mainly a result of $19.6 million of revenue recognized in 2005 related to the contract buy-out fee. In 2004, the Company recognized $2.4 million of revenue related to the contract buy-out fee. These increases were partially offset by higher selling, general, and administrative costs related to the development of the Company’s Printlizard.com web-to-print store.
Net income in 2004 was $3.7 million, an increase of $1.7 million over 2003. This increase was primarily the result of increased sales in both the custom folding carton and commercial print product lines, as well as the recognition of $2.4 million of revenue related to the contract buy-out fee.
Earnings Per Share
Earnings per share (EPS) calculations prior to the spin-off reflect the shares and options outstanding had the Distribution occurred at the beginning of 2003. Shares used for the basic shares outstanding prior to the Distribution reflect the shares outstanding of Astronics Corporation factored by the distribution ratio. Since the date of the Distribution, the Company’s shares and dilutive stock options are used in the EPS calculations.
The dilutive earnings per share calculation for 2005 exclude 119,077 stock options that were anti-dilutive at December 31, 2005. In the fourth quarter of 2004, the Company repurchased 100,328 shares of common stock, which was approximately 3% of shares outstanding at the beginning of the first quarter of 2005. These repurchases had a $0.08 per share favorable effect on 2005 basic and diluted earnings per share. In the first quarter of 2005, the Company repurchased 2,555 shares of common stock. The purchase of this stock did not affect the results of the basic and diluted EPS calculations. In the third quarter of 2005, the Company repurchased 290,232 shares of its common stock, which was approximately 8% of the shares outstanding at the beginning of the third quarter. These repurchases had an $0.08 per share favorable affect on the 2005 basic EPS and a $0.07 per share favorable affect on the diluted EPS.
The diluted earnings per share calculation for 2004 exclude 24,094 stock options that were anti-dilutive at December 31, 2004. Although the Company repurchased 133,829 shares of its common stock in 2004, 100,328 of the shares repurchased occurred in December 2004 and as a result, the 2004 repurchases did not affect the results of basic and diluted EPS calculations for 2004.
The diluted earnings per share calculation for 2003 exclude 54,052 stock options that were anti-dilutive at December 31, 2003. In the second quarter of 2003, the Company repurchased 199,082 shares of its common stock, which was approximately 5% of the shares then outstanding. These repurchases had a $0.02 per share favorable effect on the 2003 basic and diluted EPS calculation.
Liquidity and Capital Resources
In 2005, cash used in operating activities was $2.8 million, $33.5 million less than the $30.6 million in cash generated in 2004. This decrease is primarily due to the receipt of the $22.0 million advance payment from VistaPrint in 2004 and the $7.5 million of income taxes paid in 2005 related to the receipt of this payment. In addition, lower net income, excluding the amortization of the buy-out fee, contributed to the decrease in cash provided by operations in 2005. In 2004, cash provided by operating activities was $30.6 million, $24.4 million more than the $6.2 million in 2003. This increase was primarily due to the $22.0 million advance payment received from VistaPrint, supplemented by a reduction in working capital components.
Capital expenditures in 2005 were $4.7 million compared with $6.3 million in 2004 and $8.6 million in 2003. Most of these expenditures were related to additional production equipment and, to a lesser extent, additional production facilities. Since the Company’s spin-off from Astronics in 2003, our high-speed press capacity has increased by 43% with the addition of three large format presses. In connection with these presses, substantial investment was made in pre-press and post-press equipment. During this time, four production lines were added which were based on leading edge digital press technology. Additionally, production, warehouse and office space were expanded at both of our production facilities in Western New York. At the main production facility, a 3.1-megawatt power plant was installed in 2003 that provides a more secure and stable source of electrical power to operate our production equipment than could have been achieved through the local utility. Capital expenditures for 2006 are expected to be substantially less and primarily related to maintenance. The Company anticipates up to approximately $1.0 million in capital spending for 2006.
The Company acquired temporary investments in 2004 of $12.2 million with its extra cash; $7.5 million of this was used in 2005 to pay income taxes above our regular requirements as all of the income taxes associated with the advanced contract buy-out fee were paid in 2005.
The Company borrowed $10.0 million on a term loan facility in 2003. The proceeds were used to pay amounts due Astronics and to fund capital expenditures. The term loan was paid in September 2004 with a portion of the advanced contract buy-out fee from VistaPrint.
A line of credit is available to MOD-PAC from a commercial bank for $6 million. We did not use the line of credit in 2005. The line of credit was used during 2003 and 2004, however, no amounts were outstanding on the line at December 31, 2003 and 2004. The line of credit is unsecured, and amounts outstanding, if any, bear interest generally based on LIBOR or the bank’s prime rate, at the Company’s option.
During 2005, 2004 and 2003, the Company expended $3.5 million, $1.5 million and $1.0 million for the repurchase of a total of 625,698 shares, or approximately 18.2% of total shares outstanding. In August of 2005, the Company received authorization from its Board to purchase an additional 200,000 shares for its share repurchase program. At December 31, 2005, the Company’s outstanding authorization for repurchase of shares is 100,885. The closing price of the Company’s common stock as of December 31, 2005 was $11.24. At this price, the repurchase of 100,885 shares would require $1,133,947.
At December 31, 2005, outstanding irrevocable letters of credit were $297,000.
We believe that cash on hand of $1.2 million at December 31, 2005, temporary investments of $2.7 million, cash flow from operations, and the $6 million available on the line of credit are sufficient to meet our cash requirements for operations, capital expenditures, common stock redemptions and debt service for 2006. We expect to generate approximately break-even cash flow from operations in 2006, and expect capital expenditures up to approximately $1.0 million in 2006.
Contractual Obligations
(in thousands)

Payments Due by Period
Contractual Obligation	Total	2006	2007-2008	2009-2010	After 2010

Long-Term Debt	$256	$87	$56	$41	$72
Capital Lease Obligations – Principal	1,800	—	—	—	1,800
Capital Lease Obligations – Interest	6.510	155	310	315	5,730
Operating Leases	2,218	498	942	778	0
Deferred Compensation	391	20	78	78	215

Total	$11,175	$760	$1,386	$1,212	$7,817

Off-Balance Sheet Arrangements
The only off-balance sheet arrangements the Company has are operating leases for production equipment and a car lease. Rental expense under these non-cancellable leases was $498,000 in 2005, $492,000 in 2004, and $440,000 in 2003. Minimum future rental payments under non-cancellable operating lease obligations as of December 31, 2005 are: 2006, $498,000; 2007, $497,000; 2008, $445,000; 2009, $424,000; and thereafter, $354,000. The Company has the right to purchase the leased equipment for the fair market value at the end of the lease.
Relationship with VistaPrint Limited
The Company performed printing and order fulfillment services for VistaPrint Limited that resulted in revenue of $12,012,000 in 2005, $16,467,000 in 2004 and $13,631,000 in 2003. Accounts receivable from VistaPrint Limited at December 31, 2004 and 2003, were $1,870,000 and $2,239,000 respectively, related to such services, and have subsequently been paid. There are no outstanding receivables from VistaPrint as of December 31, 2005. In 2005 and 2004, the Company also recognized $19,556,000 and $2,443,000 of revenue attributable to the amortization of the $22 million contract buy-out fee received on September 1, 2004 in connection with the new supply agreement. Robert S. Keane is a shareholder in and chief executive officer of VistaPrint Limited and is the son of Kevin T. Keane, the Chairman of the Board of Directors of MOD-PAC.
MOD-PAC had a supply agreement with VistaPrint Limited pursuant to which they were VistaPrint Limited’s exclusive North American supplier of printed products through August 30, 2005. This agreement, which was effective July 2004, set prices on a price per unit basis and provided a framework for pricing products covered by any renewals or extensions through August 2007. The unit prices were arrived at by reference to MOD-PAC’s fully burdened costs for products subject to the agreement, plus a 25% mark-up. The $22 million buyout fee that VistaPrint paid MOD-PAC on August 31, 2004 was negotiated between the two companies. The buyout fee was primarily associated with providing MOD-PAC cost recovery and profit on the production resources developed or acquired which were dedicated to the fulfillment of VistaPrint’s business in North America through 2011. This agreement replaced a previous supply agreement that extended to 2011, and whereby MOD-PAC charged VistaPrint on a cost plus one-third mark-up basis.
On April 15, 2005, the Company agreed to an amendment of the supply agreement with VistaPrint, which modified the exclusivity provision regarding the North American market. As a result, VistaPrint was allowed to produce and ship product to its customers in North America from its Windsor, Ontario plant prior to August 31, 2005, the expiration of the supply agreement, in exchange for payments to MOD-PAC that approximated MOD-PAC’s fixed costs and mark-up on such costs for the actual products VistaPrint ships. These payments totaled $2,154,000 in 2005.

Simultaneously, the Company executed a supply agreement with VistaPrint for the 12 month period ending August 30, 2006. This agreement established unit pricing for volumes above $750,000 per month, and for volumes below that threshold, a low volume surcharge was put into place. However, VistaPrint is not obligated to purchase printed products from MOD-PAC under this agreement. During the fourth quarter of 2005, given the final conclusion that the Company no longer expects to have sales to VistaPrint, the remaining $14.1 unamortized portion of the contract buy-out fee was recognized as revenue.
Recently Issued Accounting Standards
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R) (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006, which is when the Company will adopt it.
As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. Statement 123(R) allows for prospective adoption methods or restating prior years. The Company intends to apply the prospective method upon adoption. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), no amounts of operating cash flows were recognized in prior periods for such excess tax deductions.
In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by this statement clarify that abnormal amounts of idle facility expense, freight, handling costs and waste (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 2004. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial position.
Critical Accounting Policies
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In developing such estimates, management evaluates the facts known to it at the time and applies such facts within the framework of certain critical accounting policies that govern valuation allowances of the Company’s assets. These policies include determining the need for a valuation allowance with respect to doubtful accounts receivable, lower of cost or market reserves related to the Company’s inventories, depreciation allowances, impairment reserves with respect to the Company’s long-lived assets and valuation allowances with respect to the realizability of deferred tax assets. Often, management must make certain assumptions about the future when applying these policies. Management uses past experience in developing such assumptions about the future. Actual experience will be different than the assumptions made and the differences could result in material adjustments to management’s estimates.

Specifically and with respect to deferred tax assets, the Company had gross deferred assets at December 31, 2005 of $3.8 million related to New York State tax credits. These credits are subject to certain statutory provisions, such as length of available carry-forward period and minimum tax, which reduces the probability of realization of the full value of such credits. Management estimates the amount of credits the Company is likely to realize in the future based on actual historical realization rates and the statutory carry-forward period. As a result of the analysis performed as of December 31, 2005, management adjusted the valuation allowance for these credits to $3.8 million.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of short cycle times, the Company does not have any long-term commitments to purchase production raw materials or sell products that would present significant risks due to price fluctuations. Raw paper stock is available to us from multiple domestic sources and, as a result, we believe the risk of supply interruptions due to such things as strikes at the source of supply or to logistics systems are limited.
Risks due to fluctuation in interest rates are not material to the Company at December 31, 2005, because we have no exposure to floating rate debt and limited market risk on our $2.7 million of temporary investments because interest is reset to market rates up to every 35 days.
Since May of 2003, over 90% of the Company’s power needs are met through natural gas. The Company has investigated supply contracts of various lengths; currently it has no supply arrangements for fixed prices. Historically, the price of natural gas has fluctuated widely. In the past 39 months, natural gas prices have been as low as $4.43 per decatherm and as high as $13.91 per decatherm, and it is currently trading around $7.10 per decatherm for April 2006 natural gas. A one-dollar per decatherm change in the price of natural gas would affect the Company’s annual net income by approximately $120,000. Although the Company is concerned about cost, and has from time to time acquired contracts for natural gas, its main concern is availability. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel-powered generator. Although such generators are generally available, the Company cannot be assured that a generator adequate to meet the Company’s needs would be available if and when such need should arise.
We have no foreign operations, nor do we transact any business in foreign currencies. Accordingly, we have no foreign currency market risks.
The market risk that the Company was exposed to at December 31, 2004 was generally the same as described above.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited the accompanying consolidated balance sheets of MOD-PAC CORP. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MOD-PAC CORP. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Buffalo, New York
February 3, 2006

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEET

	Years Ended
(in thousands)	December 31
	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$1,178	$2,584
Temporary investments	2,700	12,183
Trade accounts receivable:
VistaPrint	—	1,870
All other customers	4,425	3,169
Allowance for doubtful accounts	(42)	(44)

Net trade accounts receivable	4,383	4,995
Inventories	2,888	3,037
Prepaid income taxes	1,199	—
Prepaid expenses	423	281

Total current assets	12,771	23,080

Property, plant and equipment, at cost:
Land	1,300	864
Buildings and equipment	13,673	11,873
Machinery and equipment	49,197	47,602
Construction in progress	193	—

	64,363	60,339
Less accumulated depreciation and amortization	34,678	29,765

Net property, plant and equipment	29,685	30,574
Deferred income taxes	—	3,323
Other assets	1,268	983

Total assets	$43,724	$57,960

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEET (Continued)

	Years Ended
(in thousands)	December 31
	2005	2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$87	$85
Due to Astronics Corporation	—	38
Account payable	3,489	2,533
Income taxes payable	—	6,961
Accrued expenses	1,696	2,075

Total current liabilities	5,272	11,692

Long-term debt	1,969	2,057
Other liabilities	428	384
Deferred income – advanced payment from VistaPrint	—	19,555
Deferred income taxes	3,457	—

Total Liabilities	11,126	33,688

Shareholders’ equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued 3,340,577 at December 31, 2005; 3,049,479 at December 31, 2004	33	31
Class B stock, $.01 par value, authorized 5,000,000 shares, issued 717,968 at December 31, 2005; 925,440 at December 31, 2004	7	10
Additional paid-in capital	1,395	574
Retained earnings	37,228	26,200

	38,663	26,815

Less treasury stock at cost: 625,698 shares in 2005; 332,911 in 2004	(6,065)	(2,543)

Total shareholders’ equity	32,598	24,272

Total liabilities and shareholders’ equity	$43,724	$57,960

See accompanying notes.

MOD-PAC CORP.
CONSOLIDATED INCOME STATEMENT

(in thousands, except share data)	Years Ended December 31,
	2005	2004	2003
			(Restated)

Revenue:
Net sales	$51,174	$47,380	$41,146
Amortization of buy-out fee	19,556	2,443	—
Rental income	463	457	69

Total revenue	71,193	50,280	41,215

Costs and expenses:
Cost of products sold	42,960	37,008	31,474
Selling, general and administrative expenses	10,476	7,658	6,161
Interest income	(248)	(94)	—
Interest expense	216	410	245

Total costs and expenses	53,404	44,982	37,880
Loss on disposal of assets	—	—	(101)

Income before taxes	17,789	5,298	3,234
Provision for income taxes	6,761	1,576	1,169

Net income	$11,028	$3,722	$2,065

Earnings per share:
Basic	$3.07	$1.00	$0.55

Diluted	$2.97	$0.97	$0.54

See accompanying notes.

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)	Years ended December 31,
	2005	2004	2003
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,028	$3,722	$2,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,667	4,951	4,075
Provision for doubtful accounts	44	22	32
Other liabilities	44	(510)	86
Deferred income taxes	6,780	(6,198)	970
Deferred income – advanced payment from VistaPrint	(19,555)	19,555	—
Reclassification from other comprehensive income	—	95	—
Loss on disposal of assets	—	—	101
Cash flows from changes in operating assets and liabilities:
Accounts receivable	568	116	(1,439)
Refundable or payable income taxes	(7,955)	7,602	(587)
Due from or due to Astronics	(38)	514	(476)
Inventories	149	(159)	(10)
Prepaid expenses	(142)	57	(250)
Accounts payable	956	426	777
Accrued expenses	(379)	436	874

Net cash (used in) provided by operating activities	(2,833)	30,629	6,218

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of temporary investments	9,483	(12,183)	—
Change in other assets	(332)	302	(405)
Capital expenditures	(4,732)	(6,316)	(8,600)

Net cash provided by (used in) investing activities	4,419	(18,197)	(9,005)

CASH FLOWS FROM FINANCING ACTIVITIES
New long-term debt	—	200	10,000
Principal payments on long-term debt	(86)	(9,354)	(1,005)
Due to Astronics — through spin-off	—	—	(4,751)
Proceeds from issuance of stock	616	216	175
Purchase of treasury stock	(3,522)	(1,541)	(1,002)

Net cash (used in) provided by financing activities	(2,922)	(10,479)	3,417

Net change in cash and cash equivalents	(1,406)	1,953	630
Cash and cash equivalents at beginning of year	2,584	631	1

Cash and cash equivalents at end of year	$1,178	$2,584	$631

DISCLOSURE OF CASH PAYMENTS
Interest	$216	$341	$224
Income taxes	$8,399	$184	$635
     See accompanying notes.

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)	Common Stock		Class B Stock		Treasury Stock
								Accumulated
								Other
	Shares	Par	Shares	Par			Paid-In	Comprehensive	Retained	Comprehensive
	Issued	Value	Issued	Value	Shares	Cost	Capital	Income (Loss)	Earnings	Income

Balance at December 31, 2002	2,922	$30	1,013	$10				$(64)	$20,413
Net income (Restated)									2,065	$2,065

Reclassification of loss included in net income (net of income tax of $3)								5		5

Total comprehensive income (Restated)										$2,070
Stock option and employee stock purchase plans	41	—	3	—			$174

Adjustments to shares outstanding for Astronics: stock repurchases	(54)	—	(6)	—

Class B stock converted	34	—	(34)	—

Transfer of assets from Astronics in conjunction with the spin-off							185

Treasury stock purchased					199	$1,002

Balance at December 31, 2003 (Restated)	2,943	$30	976	$10	199	$1,002	$359	$(59)	$22,478

Net income									3,722	$3,722

Reclassification of loss included in net income (net of income tax of $36)								59		59

Total comprehensive income										$3,781

Stock option and employee stock purchase plans	49	1	6	—			215

Class B stock converted	57	—	(57)	—

Treasury stock purchased					134	1,541

Balance at December 31, 2004	3,049	$31	925	$10	333	$2,543	$574	—	$26,200

Net income									11,028	$11,028

Total comprehensive income										$11,028

Stock option and employee stock purchase plan, including tax benefit of $205	84	—	—	—			821

Class B stock converted	208	2	(208)	(3)

Treasury stock purchased					292	3,522

Balance at December 31, 2005	3,341	$33	717	$7	625	$6,065	$1,395	—	$37,228

See accompanying notes.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
On March 14, 2003, MOD-PAC CORP. (the Company) was spun-off from Astronics Corporation by means of a tax-free distribution (the Distribution) of all of the outstanding shares of MOD-PAC CORP.’s common stock and Class B stock to Astronics shareholders. The Astronics Board of Directors set a one-for-two distribution ratio, in which (i) each Astronics common stock owner received one share of MOD-PAC CORP. common stock for every two shares of Astronics common stock owned on the record date for the Distribution and (ii) each Astronics Class B stock owner received one share of MOD-PAC CORP. Class B for every two shares of Astronics Class B stock owned on the record date for the Distribution. As a result of the Distribution, MOD-PAC CORP. became a separately traded, publicly-held company.
Prior to the Distribution, the Company was recapitalized. Astronics exchanged its existing shares of our common stock for approximately 2,868,316 shares of our common stock and approximately 1,007,341 shares of our Class B stock. The accompanying financial statements give retroactive effect to this recapitalization.
2. Significant Accounting Policies
Revenue and Expense Recognition
The Company is a manufacturer and printer of folding cartons used primarily in the confectionary and consumer product markets. The Company also markets its printing and imprinting capabilities to the short-run commercial and the personalized print markets. Short-run commercial printing includes business cards, corporate stationery, marketing materials, booklets, calendars, annual reports, folders and direct mail post cards. Personalized printing and imprinting includes items used for social occasions and corporate events such as invitations, announcements and napkins. The vast majority of the Company’s sales are to customers in North America, although the Company often ships orders to destinations outside of North America on behalf of its North American customers.
Revenue is recognized on the accrual basis, which is at the time of shipment of goods, except for the advance payment received from VistaPrint, which was originally estimated to be amortized, on a straight — line basis, over 36 months from September 2004 through August 2007. During the fourth quarter of 2005, given the final conclusion that the Company would likely no longer have sales to VistaPrint, the remaining $14.1 million unamortized portion of the contract buy-out fee was recognized as revenue. There are no significant contracts allowing for right of return. A trade receivable is recorded at the value of the sale. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Amounts not collected from customers within 120 days of the due date of the invoice are credited to an allowance for doubtful accounts. After collection efforts have been exhausted, uncollected balances are charged off to the allowance. For the years ended December 31, 2005, 2004, and 2003 VistaPrint Limited accounted for 47.4%, 37.3% and 33.1%, respectively, of the Company’s revenue. Costs related to shipping and handling costs are expensed as incurred and are included in costs of products sold. Revenue excludes discounts.
All repairs and maintenance costs are charged to expense. The Company does not provide services such as engineering or design for which it receives revenues.
Advertising costs are expensed when incurred and were $1,056,000 in 2005, $187,000 in 2004 and $198,000 in 2003.
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

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
For purposes of pro forma disclosures, the estimated fair value of the Company’s stock options at the date of grant is amortized to expense over the options’ vesting period. The Company’s pro forma information for the three years ended December 31, 2005 is presented in the table below:

(in thousands)	2005	2004	2003

Net income, as reported	$11,028	$3,722	$2,065
Stock-based compensation included in net income, as reported	—	—	—
Adjustment to record compensation expense for stock option awards under the fair value method of accounting	(380)	(280)	(142)

Pro forma net income	$10,648	$3,442	$1,923

Earnings per share:
Basic, as reported	$3.07	$1.00	$0.55
Basic, pro forma	$3.01	$0.92	$0.51

Diluted, as reported	$2.97	$0.97	$0.54
Diluted, pro forma	$2.90	$0.90	$0.50

Earnings Per Share
Earnings per share computations are based upon the following table:

	Year ended December 31,
(in thousands, except per share data)	2005	2004	2003

Net income	$11,028	$3,772	$2,065

Basic earnings per share weighted average shares	3,593	3,728	3,772
Net effect of dilutive stock options	115	93	65

Diluted earnings per share weighted average shares	3,708	3,821	3,837
Basic earnings per share	$3.07	$1.00	$0.55
Diluted earnings per share	$2.97	$0.97	$0.54

Earnings per share calculations prior to the spin-off reflect the shares and options outstanding had the Distribution occurred at the beginning of 2003. Shares used for the basic shares outstanding prior to the Distribution reflect the shares outstanding of Astronics Corporation factored by the distribution ratio. The net effect of dilutive stock options prior to the Distribution relates only to stock options held by employees of the Company and the Directors of Astronics. Since the date of the Distribution the Company’s shares and dilutive stock options are used in the EPS calculations. The diluted earnings per share calculations exclude 54,052 stock options that were anti-dilutive at December 31, 2003, 24,094 stock options that were anti-dilutive at December 31, 2004, and 119,077 stock option that were anti-dilutive at December 31, 2005.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.
Property, Plant and Equipment
Depreciation of property, plant and equipment is computed on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Estimated useful lives of the assets are as follows: buildings, 10-40 years; and machinery and equipment, 3-10 years.
The costs of properties sold, or otherwise disposed of, and the accumulated depreciation thereon is eliminated from the accounts, and the resulting gain or loss is reflected in income. Renewals and betterments are capitalized; maintenance and repairs are expensed.
Machinery and equipment includes $791,000 and $465,000 of unamortized computer software costs at December 31, 2005 and 2004 respectively. The depreciation expense related to the amortization of capitalized computer software costs for the years ended December 31, 2005, 2004, and 2003 was $192,000, $13,000, and $0 respectively.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits not expected to be realized. The Company was included in the consolidated federal income tax return of Astronics Corporation through the date of the spin-off, however; income tax expense has been recorded on a separate return basis. Investment tax credits are recognized on the flow through method.
Cash and Cash Equivalents
All highly liquid instruments with maturities of three months or less at the time of purchase are considered cash equivalents.
Temporary Investments
Temporary investments represent municipal or state agency debt securities that are classified as available for sale and are carried at market, which approximates cost, because these securities bear interest that is generally reset to market rates up to every 35 days. As a result of the periodic reset of the interest rates, no realized or unrealized gains or losses exist. The contractual maturities of such obligations range from January 1, 2027 to January 1, 2036.
Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, temporary investments, receivables, accounts payable, and long-term debt. The carrying value of the Company’s financial instruments approximate fair value. The Company does not hold or issue financial instruments for trading purposes.
Inventories
Inventories are stated at the lower of cost or market, with cost being determined in accordance with the first-in, first-out method. Costs included in inventory are the cost to purchase the raw material, the direct labor incurred on work in progress and finished goods, and an overhead factor based on other indirect manufacturing costs incurred. Inventories at December 31, were as follows:

(in thousands)	2005	2004

Finished goods	$1,583	$1,779
Work in progress	104	90
Raw material	1,201	1,168

Total inventory	$2,888	$3,037

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
Capital Stock
Class B Stock is identical to common stock, except Class B Stock has ten votes per share, and is automatically converted to common stock on a one-for-one basis when sold or transferred, and cannot receive dividends unless an equal or greater amount is declared on common stock. As of December 31, 2005, 1,033,907 shares of common stock have been reserved for issuance upon conversion of the Class B stock and for options granted under the employee and director stock option plans.
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
Other Comprehensive Income or Loss
As of December 31, 2003, the Company had an accumulated net loss in other comprehensive income related to a cash flow hedge, an interest rate option of $59,000 net of applicable income taxes. This accumulated net loss was being reclassified to interest expense over the term of the debt associated with the cash flow hedge. However, because the debt was paid in 2004 the entire amount was reclassified to interest expense. There were no hedging transactions in 2005.
Recently Issued Accounting Standards
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(Revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006, which is when the Company will adopt it.
As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. Statement 123(R) allows for prospective adoption methods or restating prior years. The Company intends to apply the modified prospective method upon adoption. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), no amounts of operating cash flows were recognized in prior periods for such excess tax deductions.
In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by this statement clarify that abnormal amounts of idle facility expense, freight, handling costs and

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
waste (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 2004. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial position.
3. Long-Term Debt
In November of 2003, the Company entered into a lease transaction, which gave it control of the real estate complex adjoining its main production facility. This complex consists of approximately 13 acres and buildings totaling approximately 270,000 square feet. It is a capital lease for accounting and financial reporting purposes, meaning that the land and buildings are capitalized and the building is amortized, while the lease obligation is treated as the equivalent of a mortgage note. The lease is for a term of forty-nine years with the option to buy the underlying real estate and terminate the lease in the 20th year. Lease payments are $155,000 annually for the first seven years, and $180,000 annually for the remainder of the lease. The purchase option in the twentieth year is $1.8 million, which represents the principal balance of the obligation. The carrying value of the underlying real estate, including improvements, was $4,376,000 at December 31, 2005. Amortization of such assets is included with depreciation and amortization in the accompanying statement of cash flows. Lease payments in each of the next five years are $155,000, and starting in November 2010, the lease payment will increase to $180,000 annually. The aggregate of the lease payments over the lease term is $8,645,000. The Company has non-cancelable sub-leases for space in the complex that have scheduled rents as follows over the next five years: $458,000 in 2006, $281,000 in 2007, $144,000 in 2008, $31,000 in 2009.
Long-term debt consists of the following:

(in thousands )	2005	2004

Capitalized lease obligation due in 2023; bears interest at 10%; payable monthly	$1,800	$1,800
Other	256	342

	2,056	2,142
Less estimated current maturities	87	85

	$1,969	$2,057

Other long-term debt matures as follows: $87,000 in 2006, $37,000 in 2007, $19,000 in 2008, $20,000 in 2009, $21,000 in 2010 and $72,000 thereafter.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
4. Operating Leases
The Company leases two pieces of production equipment under separate operating leases. Rental expense under these leases was $492,000 in 2005, $492,000 in 2004 and $440,000 in 2003. Minimum future rental payments under non-cancelable lease obligations as of December 31, 2005 are: 2006, $498,000; 2007, $497,000; 2008, $445,000; 2009, $424,000; 2010, $354,000. The Company has the right to purchase the leased equipment for the fair market value at the end of the lease.
5. Transactions with VistaPrint Limited
The Company performed printing and order fulfillment services for VistaPrint Limited that resulted in revenue of $12,012,000 in 2005, $16,467,000 in 2004 and $13,631,000 in 2003. Accounts receivable from VistaPrint Limited at December 31, 2004 and 2003, were $1,870,000 and $2,239,000 respectively, related to such services, and have subsequently been paid. There are no outstanding receivables from VistaPrint as of December 31, 2005. In 2005 and 2004, the Company also recognized $19,556,000 and $2,443,000 of revenue attributable to the amortization of the $22 million contract buy-out fee received on September 1, 2004 in connection with the new supply agreement. Robert S. Keane is a shareholder in and chief executive officer of VistaPrint Limited and is the son of Kevin T. Keane, the Chairman of the Board of Directors of MOD-PAC.
MOD-PAC had a supply agreement with VistaPrint Limited pursuant to which they were VistaPrint Limited’s exclusive North American supplier of printed products through August 30, 2005. This agreement, which was effective July 2004, set prices on a price per unit basis and provided a framework for pricing products covered by any renewals or extensions through August 2007. The unit prices were arrived at by reference to MOD-PAC’s fully burdened costs for products subject to the agreement, plus a 25% mark-up. The $22 million buyout fee that VistaPrint paid MOD-PAC on September 1, 2004 was negotiated between the two companies. The buyout fee was primarily associated with providing MOD-PAC cost recovery and profit on the production resources developed or acquired which were dedicated to the fulfillment of VistaPrint’s business in North America through 2011. This agreement replaced a previous supply agreement that extended to 2011, and whereby MOD-PAC charged VistaPrint on a cost plus one-third mark-up basis.
On April 15, 2005, the Company agreed to an amendment of the supply agreement with VistaPrint, which modified the exclusivity provision regarding the North American market. As a result, VistaPrint was allowed to produce and ship product to its customers in North America from its Windsor, Ontario plant prior to August 31, 2005, the expiration of the supply agreement, in exchange for payments to MOD-PAC that approximated MOD-PAC’s fixed costs and mark-up on such costs for the actual products VistaPrint ships. These payments totaled $2,154,000 in 2005. Simultaneously, the Company executed a supply agreement with VistaPrint for the 12 month period ending August 30, 2006. This agreement established unit pricing for volumes above $750,000 per month, and for volumes below that threshold, a low volume surcharge was put into place. However, VistaPrint is not obligated to purchase printed products from MOD-PAC under this agreement. During the fourth quarter of 2005, given the final conclusion that the Company no longer expects to have sales to VistaPrint, the remaining $14.1 unamortized portion of the contract buy-out fee was recognized as revenue.
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

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
terms of the substituted options are the same as those in effect under the Astronics options immediately prior to the Distribution.
MOD-PAC CORP. established a Stock Option Plan that authorizes the issuance of 800,000 shares of Common Stock for the purpose of attracting and retaining executive officers and key employees, and to align management’s interests with those of the shareholders of MOD-PAC CORP. The options must be exercised no more than ten years from the grant date and vest over up to a five-year period. The exercise price for the options is equal to the fair market value as of the date immediately preceding the date of grant.
MOD-PAC CORP. established the Directors’ Stock Option Plan that authorizes the issuance of 200,000 shares of Common Stock for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of its shareholders. The options must be exercised no more than ten years from the grant date and vest after six months. The exercise price for the options is equal to the fair market value at the date of grant.
The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003; risk-free interest rate of 4.7%, 4.5%, and 4.0% respectively; dividend yield of 0% for all three years; volatility factor of the expected market price of MOD-PAC common stock of .38, .36, and .35 respectively; and a weighted average expected option life of 7 years for all three years. The weighted average fair value at the grant date of options granted during 2005, 2004 and 2003 was $6.08, $3.92, and $2.76, respectively.
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
A summary of stock option activity for the years ended December 31 follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at the beginning of the year	316,650	$7.40	248,816	$6.29	311,249	$5.56
Options granted	117,800	$12.47	103,050	$8.44	66,000	$6.62
Options forfeited	(46,684)	$8.99	(3,663)	$7.30	(154,724)	$3.80
Adjustments to actual amount of substitution options granted	—	—	—	—	48,611	$(1.60)
Options exercised	(71,827)	$7.06	(31,553)	$2.08	(22,320)	$1.55

Outstanding at the end of year	315,939	$10.49	316,650	$7.40	248,816	$6.29

Exercisable at December 31	192,807	$8.56	108,232	$6.50	106,293	$5.20

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
Exercise prices for options outstanding as of December 31, 2005 range as follows:

Weighted Average
		Weighted Average Price	Contractual Life of
	Number of Options	of Options	Options
Exercise Price Range	Outstanding/Exercisable	Outstanding/Exercisable	Outstanding

$2.60	4,679/4,679	$2.60/$2.60	1.00 years
$5.21 to $8.44	175,360/126,354	$6.94/$7.09	6.68 years
$10.34 to $15.54	135,900/61,774	$12.18/$12.62	8.74 years

MOD-PAC CORP. established the Employee Stock Purchase Plan to encourage its employees to invest in the Company. The plan provides employees that have been with the Company for at least a year the option to invest up to 20% of their cash compensation (up to an annual maximum of $20,000) in the Company’s common stock at a price equal to 85% of the fair market value of the Company’s common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle and all money withheld from the employee’s pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employee’s pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2005, employees have enrolled to purchase 15,940 shares at $9.25 per share on September 30, 2006.
7. Income Taxes
The provision for income taxes consists of the following:

	Years ended December 31,
(in thousands)	2005	2004	2003

Current
US Federal	$29	$7,445	$211
State	(48)	329	(12)
Deferred	6,780	(6,198)	970

	$6,761	$1,576	$1,169

The effective tax rates differ from the statutory federal income tax rate as follows:

	Years ended December 31,
	2005	2004	2003

Statutory federal income tax rate	34.0%	34.0%	34.0%
Impact of graduated tax rate	—	4.1	—
Nontaxable income and expense	(.1)	(.2)	.5
State income tax, net of federal income tax benefit	4.1	(5.6)	1.7
Other	—	(2.6)	—

	38.0%	29.7%	36.2%

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2005 and 2004 are as follows:

(in thousands)	2005	2004

Long-term deferred tax liability: Tax depreciation over financial statement depreciation	$(3,712)	$4,639

Long-term deferred asset: Revenue deferred for financial statements recognized upon receipt for tax	—	$7,195
Long-term deferred asset: State investment tax credit carry forwards	3,764	1,554
Other – net	255	71

Total long-term deferred tax assets	4,019	8,820
Valuation allowance for deferred tax asset related to investment tax credit carry forwards	3,764	(858)

Net long-term deferred tax asset	255	7,962

Net deferred tax (liability) asset	$(3,457)	$3,323

As combined in the balance sheet:
Net long-term deferred tax asset	—	$3,323
Net long-term deferred tax liability	$3,457	—
On December 31, 2005, the Company had various state tax credit carry forwards of $5,703,000 ($2,350,000 in 2004) including approximately $2,090,000 of state investment tax credits expiring through 2019 and $3,613,000 of other business credits. In 2005, New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. The enacted legislation will lower the apportionment of the Company’s taxable income to New York State and should result in lower New York State income taxes. Accordingly, the Company’s ability to use or realize New York State tax credits was reduced. As a result, the Company increased its valuation allowance reflecting an increase to income tax expense of approximately $696,000 in 2005. In 2004, the valuation allowance relates to such credits and was reduced by $130,000 as a result of realizing a portion of the deferred tax asset for the state tax credits. The valuation allowance at December 31, 2003 was $988,000.
8. Profit Sharing/401(k) Plan
Prior to the Distribution, the Company participated in the Astronics Qualified Profit Sharing/401(k) Plan. Subsequent to the Distribution, the assets in the Astronics Plan were transferred into the MOD-PAC CORP. Qualified Profit Sharing /401(k) Plan. Most of the Company’s full-time employees are eligible for annual contributions based on percentages of pre-tax income. In addition, employees may contribute a portion of their salary to the 401(k), which is partially matched by the Company. The plan may be amended or terminated at any time. Total charges to income for the Company plan and the predecessor Astronics Plan were $586,000, $689,000 and $511,000 in 2005, 2004, and 2003, respectively.
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

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
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
Interim Services Agreement
The Company and Astronics entered into an Interim Services Agreement, whereby Astronics will provide the Company, on an interim, transitional basis, payroll processing, general ledger preparation, financial reporting, training, shareholder relations, risk management and benefits administration services. The agreed upon charges for such services are generally intended to allow Astronics to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, without profit, and will be allocated between us and Luminescent Systems, Inc., a subsidiary of Astronics, on a fifty-fifty basis. Amounts paid to Astronics for such services for the period after the distribution date through December 31, 2003 was $506,000. In 2004 such amounts were $294,000. No amount was paid in 2005.
10. Bank line of credit and Letters of Credit
The Company has a $6,000,000 line of credit facility with a commercial bank. No amounts were outstanding on the line of credit at December 31, 2005. The commercial bank has also provided the company with a standby letter of credit facility of $750,000 and has issued on behalf of the Company $297,000 in standby letters of credit as collateral in lieu of cash with respect to several agreements entered into by the Company.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
11. Selected Quarterly Financial Information (unaudited)

(in thousands)	2005				2004
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Revenue	$24,458	$14,234	$16,286	$16,215	$15,050	$12,232	$11,434	$11,564
Gross Profit	14,659	4,026	4,635	4,913	4,741	2,771	2,756	3,004

Net income	$8,032	$817	$687	$1,492	$1,741	$856	$471	$654

Earnings per share
Basic	$2.34	$0.23	$0.19	$0.41	$0.47	$0.24	$0.12	$0.17
Diluted	$2.30	$0.22	$0.18	$0.39	$0.45	$0.23	$0.12	$0.17

12. Concentrations Related to Production Assets, Employees and Power
Nearly all of the Company’s production assets and its employees are located in Western New York State. The Company believes that the supply of labor and the infrastructure to support the supply of materials and the shipment of product from its facilities is generally adequate. Since May of 2003, over 90% of the Company’s power needs are met through natural gas. The Company has investigated supply contracts of various lengths, however, it currently has no supply arrangements for fixed prices. Historically, the price of natural gas has fluctuated widely. Although the Company is concerned about cost and has from time to time acquired contracts for natural gas, its main concern is availability. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel powered generator. Although such generators are generally available, the Company cannot be assured that a generator adequate to meet the Company’s needs will be available if and when such need should arise.
13. Restatements and Change in Classification
In February 2005, the Company restated its financial statements and related footnote disclosures for the year ended December 31, 2003 to correct an error that overstated the cash balance reported on the balance sheet at December 31, 2003 by $679,000. This correction to cash resulted in: (a) increased cost of Products Sold of $209,000 and increased Selling, General and Administrative Expenses of $2,000 for a total reduction of income before taxes of $211,000, (b) reduced income taxes of $76,000 because of the additional Costs of Products Sold and Selling, General and Administrative Expenses, (c) decreased net income by $135,000 and net income per diluted share by $0.03, (d) an increase in amounts due from Astronics Corporation of $402,000 and (e) an increase in property plant and equipment by $66,000. The Company filed an amended 2003 Annual Report on Form 10-K/A reflecting this restatement on February 7, 2005.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as of December 31, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.
Item 9B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company are as follows:

Name and Age		Year First Elected
Of Executive Officer	Positions and Offices with MOD-PAC	Officer

Daniel G. Keane Age 40	President and Chief Executive Officer of the Company	1997

David B. Lupp	Chief Financial Officer of the Company	2006
Age 49

Code of Ethics
The Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to its Chief Executive Officer, Chief Financial Officer, as well as all other directors, officers and employees of the Company. This Code of Business Conduct and Ethics is posted on the Investor Information section of the Company’s website at www.modpac.com. The Company will disclose any amendment to this Code of Business Conduct and Ethics or waiver of a provision of this Code of Business Conduct and Ethics, including the name of any person to whom the waiver was granted, on its website. We will provide a copy of our Code of Business Conduct and Ethics free of charge upon request.
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
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the caption “Auditor Fees” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements and supplemental schedule of MOD-PAC CORP. and Report of Independent Registered Public Accounting Firms thereon are included herein:
(a) (1) Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2005 and 2004
Consolidated Income Statement for the years ended December 31, 2005, 2004, and 2003
Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2005, 2005, and 2003 (Restated)
Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2004, and 2003 (Restated)
Notes to Financial Statements
(a) (2). Financial Statement Schedules
          Schedule II            Valuation and qualifying accounts
All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

SCHEDULE II
MOD-PAC CORP.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Balance at the	Charged to		Balance at
		Beginning of	Costs and	Write-offs/	end of
Year	Description	of Period	Expense	Recoveries	Period

2005	Allowance for Doubtful Accounts	$44	$44	$(46)	$42
2004	Allowance for Doubtful Accounts	$36	$22	$(14)	$44
2003	Allowance for Doubtful Accounts	$4	$46	$(14)	$36

2005	Valuation allowance – Deferred Tax Assets	$858	$2,906	–	$3,764
2004	Valuation allowance – Deferred Tax Assets	$988	$(130)	–	$858
2003	Valuation allowance – Deferred Tax Assets	$712	$276	–	$988

(a) 3. Exhibits

Exhibit No.	Description

2.1	Separation and Distribution Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 2.1 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

3(a)	Restated Certificate of Incorporation; incorporated by reference to exhibit 3.1 of the Registrant’s, Form 10/A Registration Statement Dated January 28, 2003.

(b)	By-Laws, as amended; incorporated by reference to exhibit 3.2 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

4.1	Secured $16,000,000 Credit Agreement with HSBC Bank USA, dated February 20, 2003; incorporated by reference to exhibit 4.1 of the Annual Report on Form 10-K dated March 28, 2003.

10.1*	MOD-PAC CORP. 2002 Stock Option Plan; incorporated by reference to exhibit 10.6 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.2*	MOD-PAC CORP. 2002 Director Stock Option Plan; incorporated by reference to exhibit 10.8 the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.3*	MOD-PAC CORP. Employee Stock Purchase Plan; incorporated by reference to exhibit 10.7 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.4*	Tax Sharing Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.1 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.5*	Interim Services Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.2 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.6*	Employee Benefits Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.3 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.7*	Supply Agreement North America Dated September 30, 2002 by and between VistaPrint Limited and the Registrant; incorporated by reference to exhibit 10.5 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

Exhibit No.	Description

10.8*	Supply Agreement North America Dated July 2, 2004 by and between VistaPrint Limited and the Registrant; incorporated by reference to exhibit 20.6 of the Registrant’s Form 10-Q Dated August 5, 2005.

10.9*	Termination Agreement Dated July 2, 2004 by and between VistaPrint Limited and the Registrant; incorporated by reference to exhibit 20.7 of the Registrant’s Form 10-Q Dated August 5, 2005.

10.10*	Separation Agreement Dated May 9, 2005 by and between the Registrant and C. Anthony Rider; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K Dated May 10, 2005.

10.11*	Employment Agreement with David B. Lupp; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated January 31, 2006.

21	Subsidiaries of the Registrant; filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm; filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

32.1	Certification pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Furnished Herewith)

*Identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2006.
MOD-PAC CORP.

By	/s/ Daniel G. Keane	By	/s/ David B. Lupp

	Daniel G. Keane, President		Chief Financial Officer
	and Chief Executive Officer		(Principal Financial Officer)
(Principal Executive Officer)

By	/s/ Daniel J. Geary

Daniel J. Geary, Corporate Controller
(Principal Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Gisel Jr.	Director	March 27, 2006
William G. Gisel Jr.

/s/ Daniel G. Keane	Director	March 27, 2006
Daniel G. Keane

/s/ Kevin T. Keane	Director	March 27, 2006
Kevin T. Keane

/s/ Robert J. McKenna	Director	March 27, 2006
Robert J. McKenna

s/ Howard Zemsky	Director	March 27, 2006
Howard Zemsky