Form 10-Q
period 2006-04-01
MOD PAC CORP
filed 2006-05-15
CIK 1191857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2006
or
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number 1-5129

MOD-PAC CORP. (Exact name of registrant as specified in its charter)
New York State	16-0957153
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

1801 Elmwood Avenue, Buffalo, New York	14207
(Address of principal executive offices)	(Zip code)

Telephone number including area code: (716) 873-0640
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No __

Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer, or a non-accelerated filter.  See definition of “accelerated filter and large accelerated filter” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer __	Accelerated filer __	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __	No X

The number of shares outstanding of each class of common stock as of May 3, 2006 were:

Common Stock, $0.1 per value

2,733,761 shares

Class B Common Stock, $0.1 per valve

   708,788 shares

MOD-PAC CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

			Page
PART I.		FINANCIAL INFORMATION

	Item 1.	Consolidated Balance Sheets
		April 1, 2006 and December 31, 2005	3

		Consolidated Statements of Operations
		Three Months Ended April 1, 2006 and
		April 2, 2005	4

		Consolidated Statements of Cash Flows
		Three months Ended April 1, 2006 and
		April 2, 2005	5

		Notes to Consolidated Financial
		Statements	6-9

	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operation	10-12

	Item 3.	Quantitative and Qualitative Disclosures about
		Market Risk	12

	Item 4.	Controls and Procedures	12

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	13

	Item 1A.	Risk Factors	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

	Item 3.	Defaults Upon Senior Securities	13

	Item 4.	Submission of Matters to a Vote of Securities Holders	13

	Item 5.	Other Information	13

	Item 6.	Exhibits	13

SIGNATURES			14

PART I - FINANCIAL INFORMATION

Part 1.

Financial Information

Item 1.

Financial Statements

MOD-PAC CORP.
Consolidated Balance Sheets

	(Dollars in Thousands)
	April 1, 2006	December 31,
	(Unaudited)	2005
Current assets:
Cash and cash equivalents	$647	$1,178
Temporary investments	500	2,700
Trade accounts receivable:
Customers	4,957	4,425
Allowance for doubtful accounts	(71)	(42)
Inventories	3,404	2,888
Refundable income taxes	1,618	1,199
Prepaid expenses	464	423
Total current assets	11,519	12,771

Property, plant and equipment, at cost	64,466	64,363
Less accumulated depreciation and amortization	(35,979)	(34,678)
Net property, plant and equipment	28,487	29,685
Other assets	1,298	1,268
Totals assets	$41,304	$43,724

Current liabilities:
Current maturities of long-term debt	$88	$87
Accounts payable	3,239	3,489
Accrued expenses	665	1,696
Total current liabilities	3,992	5,272

Long-term debt	1,947	1,969
Other liabilities	429	428
Deferred income taxes	3,296	3,457
Total liabilities	$9,664	$11,126

Shareholders' equity:
Common stock, $.01 par value
Authorized 20,000,000 shares, issued
3,357,295 in 2006, 3,340,577 in 2005	33	33
Class B common stock, $.01 par value
Authorized 5,000,000 shares, issued
710,606 in 2006, 717,968 in 2005	7	7
Additional paid-in capital	1,585	1,395
Retained earnings	36,080	37,228
	37,705	38,663
Less treasury shares, at cost 625,698 in 2006
and 2005	(6,065)	(6,065)
Total shareholders' equity	31,640	32,598
Total liabilities and shareholders’ equity	$41,304	$43,724
See notes to financial statements

MOD-PAC CORP.

Consolidated Statements of Operations

	(Dollars in Thousands)
	(Unaudited)
	Three Months Ended
	April 1, 2006	April 2, 2005
Revenue:
Net sales	$11,414	$14,280
Amortization of buy-out fee	-	1,833
Rental income	134	102
Total revenue	11,548	16,215

Costs and Expenses:
Cost of products sold	10,683	11,310
Selling, general and administrative expenses	2,620	2,562
Interest expense (income)	13	(18)
Other charges (income)	(36)	(8)
Total costs and expenses	13,280	13,846

(Loss) income before taxes	(1,732)	2,369

Income taxes (benefit) provision	(584)	877

Net (loss) income	$(1,148)	$1,492

Retained earnings:

January 1	37,228	26,200

April 1	36,080	27,692

(Loss) earnings per share:

Basic	$(.33)	$.41

Diluted	$(.33)	$.39

See notes to financial statements

MOD-PAC CORP.

Consolidated Statements of Cash Flows

	(Dollars in Thousands)
	(Unaudited)
	Three Months Ended
	April 1, 2006	April 2, 2005
Cash flows from operating activities:
Net (loss) income	$(1,148)	$1,492
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,310	1,392
Provision for doubtful accounts	30	9
Stock option compensation expense	146	-
Amortization of buy-out fee	-	(1,833)
Deferred income taxes	(161)	222
Other liabilities	1	60
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(532)	(1,590)
Inventories	(516)	20
Prepaid expenses	(41)	(387)
Accounts payable	(250)	1,337
Refundable or payable income taxes	(419)	(5,563)
Accrued expenses	(1,031)	(1,144)

Net cash used in operating activities	(2,611)	(5,985)

Cash flows from investing activities:
Purchase of temporary investment	-	(3,555)
Sale of temporary investments	2,200	9,217
Change in other assets	(38)	(5)
Capital expenditures	(105)	(1,083)

Net cash provided by investing activities	2,057	4,574

Cash flows from financing activities
Principal payments on long-term debt and capital lease	(21)	(22)
Proceeds from issuance of stock	44	41
Purchase of treasury stock	-	(32)

Net cash provided by (used in) financing activities	23	(13)

Net decrease in cash and cash equivalents	(531)	(1,424)

Cash and cash equivalents at beginning of year	1,178	2,584

Cash and cash equivalents at end of period	$647	$1,160

See notes to financial statements.

MOD-PAC CORP.
Notes to Consolidated Financial Statements
Three Months Ended April 1, 2006

1)

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three-month period ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2005 annual report.

Revenue is recognized on the accrual basis, which is at the time of shipment of goods, except for the advance payment received from VistaPrint, which was originally estimated to be amortized, on a straight line basis, over 36 months from September 2004 through August 2007.  During the fourth quarter of 2005, it was determined the company would likely no longer have sales to VistaPrint, and as a result the remaining $14.1 million unamortized portion of the contract buy-out fee was recognized as revenue.

2)

      Stock-Based Compensation

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

MOD-PAC CORP. established the Director’s Stock Option Plan that authorizes the issuance of 200,000 shares of  Common Stock for the purpose of attracting and retaining the services of experienced and knowledgeable outside  directors, and better aligning their interest with those of its shareholders.  The options must be exercised no more than ten years from the grant date and vest after six months.  The exercise price for the options is equal to the fair market value at the date of grant.

During the first quarter of 2006, the Company adopted SFAS 123(R),“Share-Based Payment,” applying the modified prospective method.  This statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award.  Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.  The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting.  Stock compensation expense recognized during the period is based on the value of the portion of shared-based payment awards that is ultimately expected to vest during the period.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted average fair value of the options was $5.75 for options granted during the three months ended April 1, 2006 and was $6.24 for options granted during the three months ended April 2, 2005.  The following table provides the range of assumptions used to value stock options granted during the three months ended April 1, 2006 and April 2, 2005.

Three Months Ended
	April 1, 2006	April 2, 2005

Expected volatility Risk-free rate Expected dividends Expected term (in years)	41% 4.8% 0% 6.5	36% 5.0% 0% 7

To determine expected volatility, the Company uses historical volatility based on weekly closing prices of its Common Stock since the Company’s spin-off from Astronics Corporation in March 2003.  The risk-free rate is based on the United States Treasury yield curve at the time of grant for the appropriate term of the options granted.  Expected dividends are based on the Company’s history and expectation of dividend payouts.  The expected term of stock options is based on vesting schedules, expected exercise patterns and contractual terms.

The table below reflects net (loss) earnings and net (loss) earnings per share for the three months ended April 1, 2006 compared with the pro forma information for the three months ended April 2, 2005.

	(in thousands, except for per share data)
	Three Months Ended
	April 1, 2006	April 2, 2005

Net earnings, as reported for the prior period (1)	N/A	$1,492

Stock compensation expense	$146	190
Tax benefit	(38)	(54)

Stock compensation expense, net of tax (2)	108	136

Net (loss) earnings, including the effect of stock compensation expense (3)	$(1,148)	$1,356

Net (loss) earnings per share:
Basic, as reported for the prior period (1)	N/A	$.41
Basic, including the effect of stock compensation expense (3)	$(0.33)	$.37

Diluted, as reported for the prior period (1)	N/A	$.39
Diluted, including the effect of stock compensation expense (3)	$(0.33)	$.36

(1) Net earnings and earnings per share prior to 2006 did not include stock compensation expense for employee stock options.

(2) Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.

(3) Net earnings and earnings per share prior to 2006 represents pro forma information based on SFAS 123.

A summary of the Company’s stock option activity and related information for the three months ended April 1, 2006 is as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	315,939	$10.49
Options granted	15,000	11.73
Options exercised	(9,356)	4.72
Outstanding at April 1, 2006	321,583	9.38

Exercisable at April 1, 2006	204,154	$8.82

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of April 1, 2006:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$5.21-$8.44	170,929	6.4	$ 6.95	137,699	$ 7.04
$10.34- $15.54	150,654	8.5	$ 12.14	66,455	$ 12.51
	321,583			204,154	$ 8.82

 (3)

Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	(Dollars in Thousands)
	April 1, 2006 (Unaudited)	December 31, 2005
Finished Goods	$1,854	$1,583
Work in Progress	112	104
Raw Material	1,438	1,201
	$3,404	$2,888

4)

VistaPrint Limited.

The Company performed printing and order fulfillment services for VistaPrint Limited, resulting in revenue of $5,516,000 for the first three months of 2005.   The Company performed no services for VistaPrint for the first three months of 2006.   For the first three months in 2005, the Company recognized $1,833,000 of revenue attributable to the amortization of the $22 million contract buy-out fee received on September 1, 2004 in connection with the new supply agreement.  Robert S. Keane is a shareholder in and chief executive officer of VistaPrint Limited and is the son of Kevin T. Keane, the Chairman of the Board of Directors of MOD-PAC.

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

5)

(Loss) Earnings Per Share.

The following table sets forth the computation of (loss) earnings per share:

	(in thousands, except for per share data)
	Three months ended April 1
	April 1, 2006	April 2, 2005

Net (loss) income as reported	$(1,148)	$1,492

Basic (loss) earnings per share weighted average shares	3,439	3,643

Net effect of dilutive stock options	-	157
Diluted (loss) earnings per share weighted average shares	3,439	3,800

Basic (loss) earnings per share	$(.33)	$.41

Diluted (loss) earnings per share	$(.33)	$.39

The effect of dilutive stock options has not been included for the three months ended April 1, 2006, since this would be antidilutive as a result of the Company’s net loss.

6)

Income Taxes.

The Company’s effective tax rate in the first quarter of 2006 is 33.7%, which approximates the Company’s expected tax rate for 2006.  The effective tax rate of 37% in the first quarter of 2005 was the result of state income taxes.

7)

Capital structure.

The company's Class B stock is fully convertible into common stock on a one-for-one basis at no cost, and during the first three months of 2006, 7,362 shares of Class B stock were converted to common stock.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

REVENUES

For the first quarter of 2006 revenues were $11.5 million compared with $16.2 million in 2005, a decrease of 28.8%.  This decrease of $4.7 million was primarily due to a $5.3 million decrease in net sales for the commercial print product line related to VistaPrint, our former customer, who in the third quarter of 2005 decided to fulfill their print needs in-house.   In addition, in the first quarter of 2005, $1.8 million of revenue was recognized related to the amortization of the $22.0 million contract buy-out fee from VistaPrint.  During the fourth quarter of 2005, given the conclusion that the Company does not anticipate any future sales to VistaPrint, the remaining $14.1 million of the unamortized portion of the contract buy-out fee was recognized as income.  As a result, the Company did not realize any revenue related to the contract buy-out fee in the first quarter of 2006.  These decreases were partially offset by a $1.8 million increase in custom folding carton revenue, a $0.4 million increase in personalized print revenue, and a $0.2 million increase in stock box revenue in the first quarter of 2006 as compared to the same period in 2005.

EXPENSES AND MARGINS

Gross margin for the first quarter of 2006 decreased to 7.5% from 30.3% during the same period last year.  Excluding the amortization of the buy-out fee, gross margin for the first quarter of 2005 was 21.4%.  This decrease  in gross margin in 2006 is due to underutilization of the factory due to the loss of the volume from VistaPrint, product mix, and increased cost for paperboard purchases.

Selling, general, and administrative costs remained flat at $2.6 million in both the first quarter in 2006 and the first quarter in 2005.   Primarily lower advertising costs were offset by stock option expense.

Net interest expense for the first quarter of 2006 was $13,000 as compared to interest income of $18,000 in the first quarter of 2006.  This fluctuation is attributable to the reduced temporary investments in the first quarter of 2006 as compared to the first quarter of 2005.

TAXES

Our effective income tax rate was 33.7% in the first three months of 2006 compared to 37.0% for the first three months of 2005.  The higher tax rate in the first quarter of 2005 was due to state income taxes.

NET (LOSS) INCOME AND (LOSS) EARNINGS PER SHARE

The net loss for the first quarter of 2006 was $1.1 million, a decrease of $2.6 million from the net income of $1.5 million during the first quarter of 2005.  This decrease was due to the fluctuations discussed above. Diluted (loss) earnings per share was $(0.33) in the first quarter of 2006 and $0.39 in the first quarter of 2005.

LIQUIDITY

Cash used in operating activities during the first three months of 2006 amounted to $2.6 million compared to cash used by operating activities during the first three months of 2005 of $6.0 million. The $2.6 million of cash used in the first quarter of 2006 was primarily due to changes in working capital components.  The $6.0 million of cash used in the first quarter of 2005 was primarily due to tax payments associated with the $22.0 million contract buy-out fee.

The Company's capital expenditures of $105 thousand for the first three months of 2006 were down by $978 thousand from the 2005 level. The Company expects capital expenditures up to approximately $1 million in 2006.

The Company has an outstanding authorization from its Board to repurchase up to 100,885 shares at April 1, 2006. The closing price of the Company's common stock as of April 1, 2006 was  $11.60. At this price, the repurchase of 100,885 shares would require $1,170,266.

We have a $6 million dollar line of credit facility available to us.  At April 1, 2006 there were no borrowings on this line of credit, but there are two letters of credit outstanding that total $297,000. Interest on the line of credit is either 1.0% over LIBOR or the prime rate, at the Company's option.

We believe that cash on hand of $0.6 million at April 1, 2006, temporary investments of $0.5 million, cash flow from operations, and the $6 million available on the line of credit are sufficient to meet our cash requirements for operations, capital expenditures, common stock redemptions and debt service for the balance of 2006.

COMMITMENTS

The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, or of any long-term commitments that would have a material adverse affect on its financial condition.

MARKET RISK

There has been no significant change in market risks since December 31, 2005.

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

Risks due to fluctuation in interest rates are not material to the company at April 1, 2006 because of no exposure to floating rate debt and limited market risk on its $0.5 million of temporary investments, because interest is reset to market rates up to every 35 days.

Since May of 2003, over 90% of the Company's power needs are met through natural gas. The Company has investigated supply contracts of various length and currently it has supply arrangements for fixed prices on approximately one half of its estimated usage from October 1, 2006 through September 30, 2009.  Historically, the price of natural gas has fluctuated widely. Although the Company is concerned about cost, its main concern is availability. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel powered generator. Although such generators are generally available, the Company cannot be assured that a generator adequate to meet the Company's needs will be available if and when such need should arise.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the word "anticipate," "believe," "expect," "estimate," "project," and similar expressions are generally intended to identify forward-looking statements. Any forward looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in MOD-PAC's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product and market channel expansions, capacity utilization and expansion, and repurchase of capital stock, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties, and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4.

  Controls and Procedures

The company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a - 15(e) and 15(d) - 15(e) of the Securities Exchange Act of 1934, as of April 1, 2006.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2006.  There were no changes in the Company’s internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors.

There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1 - Jan. 28, 2006				100,885
Jan. 29 - Feb. 25, 2006				100,885
Feb. 26 - Apr. 1, 2006				100,885
Total

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

MOD-PAC CORP.
(Registrant)

Date: May 15, 2006	By: /s/ David B. Lupp
David B. Lupp Chief Financial Officer