Form 10-Q
period 2006-07-01
MOD PAC CORP
filed 2006-08-10
CIK 1191857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2006
or
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer __	Accelerated filer __	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __	No X

The number of shares outstanding of each class of common stock as of July 26, 2006 were:

Common Stock, $0.01 par value

2,737,767 shares

Class B Common Stock, $0.01 par value

   704,782 shares

MOD-PAC CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets

July 1, 2006 and December 31, 2005

3

Consolidated Statements of Operations

Three and Six Months Ended July 1, 2006 and

July 2, 2005

4

Consolidated Statements of Cash Flows

Six Months Ended July 1, 2006 and

July 2, 2005

5

Notes to Consolidated Financial

Statements

6-10

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

11-14

Item 3.

Quantitative and Qualitative Disclosures about

Market Risk

14

Item 4.

Controls and Procedures

14

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

14

Item 1A.

Risk Factors

15

Item 2.

Unregistered Sales of Equity Securities

15

Item 3.

Defaults Upon Senior Securities

15

Item 4.

Submission of Matters to a Vote of Securities Holders

15

Item 5.

Other Information

15

Item 6.

Exhibits

15

SIGNATURES

17

PART I - FINANCIAL INFORMATION

Part 1.

Financial Information

Item 1.

Financial Statements

MOD-PAC CORP.
Consolidated Balance Sheets

	(Dollars in Thousands)
	July 1, 2006	December 31,
	(Unaudited)	2005
Current assets:
Cash and cash equivalents	$1,348	$1,178
Temporary investments	1,000	2,700
Trade accounts receivable:
Customers	4,556	4,425
Allowance for doubtful accounts	(56)	(42)
Inventories	3,004	2,888
Refundable income taxes	725	1,199
Prepaid expenses	462	423
Total current assets	11,039	12,771

Property, plant and equipment, at cost	64,729	64,363
Less accumulated depreciation and amortization	(37,239)	(34,678)
Net property, plant and equipment	27,490	29,685
Other assets	1,288	1,268
Totals assets	$39,817	$43,724

Current liabilities:
Current maturities of long-term debt	$72	$87
Accounts payable	2,833	3,489
Accrued expenses	716	1,696
Total current liabilities	3,621	5,272

Long-term debt	1,940	1,969
Other liabilities	404	428
Deferred income taxes	3,078	3,457
Total liabilities	$9,043	$11,126

Shareholders' equity:
Common stock, $.01 par value
Authorized 20,000,000 shares, issued
3,363,148 in 2006, 3,340,577 in 2005	33	33
Class B common stock, $.01 par value
Authorized 5,000,000 shares, issued
705,099 in 2006, 717,968 in 2005	7	7
Additional paid-in capital	1,725	1,395
Retained earnings	35,074	37,228
	36,839	38,663
Less treasury shares, at cost 625,698 in 2006
and 2005	(6,065)	(6,065)
Total shareholders' equity	30,774	32,598
Total liabilities and shareholders’ equity	$39,817	$43,724
See notes to financial statements

MOD-PAC CORP.

Consolidated Statements of Operations

	(Dollars in Thousands)
	(Unaudited)
	Six Months Ended		Three Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenue:
Net sales	$22,233	$28,615	$10,818	$14,335
Amortization of buy-out fee	-	3,667	-	1,833
Rental income	272	220	139	118
Total revenue	22,505	32,501	10,957	16,286

Costs and Expenses:
Cost of products sold	20,905	22,953	10,222	11,651
Selling, general and administrative expenses	4,902	5,404	2,282	2,842
Interest Expense (income)	36	(27)	23	(9)
Other income	(47)	(7)	(11)	(7)
Total costs and expenses	25,796	28,323	12,516	14,477

(Loss) Income before taxes	(3,291)	4,178	(1,559)	1,809

Income taxes (benefit) provision	(1,137)	1,999	(553)	1,122

Net (loss) income	$(2,154)	$2,179	$(1,006)	$687

Retained earnings:

January 1	37,228	26,200

July 1	35,074	28,379

(Loss) earnings per share:

Basic	$(.63)	$.60	$(.29)	$.19

Diluted	$(.63)	$.57	$(.29)	$.18

See notes to financial statements

MOD-PAC CORP.

Consolidated Statements of Cash Flows

	(Dollars in Thousands)
	(Unaudited)
	Six Months Ended
	July 1, 2006	July 2, 2005
Cash flows from operating activities:
Net (loss) income	$(2,154)	$2,179
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,582	2,976
Provision for doubtful accounts	14	43
Stock option compensation expense	284	-
Deferred income - advanced payment from VistaPrint	-	(3,667)
Deferred income taxes	(379)	1,266
Other liabilities	(24)	26
Cash flows from changes in operating assets and liabilities
Accounts receivable	(131)	(1,688)
Inventories	(116)	224
Prepaid expenses	(39)	(335)
Accounts payable	(656)	1,617
Refundable or payable income taxes	474	(7,126)
Accrued expenses	(980)	(627)

Net cash used in operating activities	(1,125)	(5,112)

Cash flows from investing activities:
Sale of temporary investments	1,700	6,683
Change in other assets	(41)	(12)
Capital expenditures	(366)	(2,964)

Net cash provided by investing activities	1,293	3,707

Cash flows from financing activities
Principal payments on long-term debt and capital lease	(44)	(42)
Proceeds from issuance of stock	46	376
Purchase of treasury stock	-	(32)

Net cash provided by financing activities	2	302

Net increase (decrease) in cash and cash equivalents	170	(1,103)

Cash and cash equivalents at beginning of year	1,178	2,584

Cash and cash equivalents at end of period	$1,348	$1,481

See notes to financial statements.

MOD-PAC CORP.
Notes to Consolidated Financial Statements
Six and Three Months Ended July 1, 2006

1)

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six-month and three-month period ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted U.S. accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2005 annual report on Form 10-K.

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

2)

      Stock-Based Compensation

MOD-PAC CORP. established a Stock Option Plan that authorizes the issuance of 800,000 shares of Common Stock for the purpose of attracting and retaining executive officers and key employees, and to align management’s interests with those of the shareholders of MOD-PAC CORP.  The options must be exercised no more than ten years from the grant date and vest over up to a five-year period.  The exercise price for the options is equal to the fair market value of the common stock as of the date immediately preceding the date of grant.

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

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted average fair value of the options was $5.75 for options granted during the six months ended July 1, 2006 and was $6.21 for options granted during the six months ended July 2, 2005.  The following table provides the range of assumptions used to value stock options granted during the six months ended July 1, 2006 and July 2, 2005.

Six Months Ended
	July 1, 2006	July 2, 2005

Expected volatility Risk-free rate Expected dividends Expected term (in years)	41% 4.8% 0% 6.5	36% 4.0%-5.0% 0% 7.0

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

The table below reflects net (loss) earnings and net (loss) earnings per share for the six and three months ended July 1, 2006 compared with the pro forma information for the six and three months ended July 2, 2005.

	Six Months Ended		Three Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net earnings, as reported for the prior period (1)	N/A	$2,179	N/A	$687

Stock compensation expense	$284	401	$138	210
Tax benefit	(73)	(117)	(35)	(61)

Stock compensation expense, net of tax (2)	211	284	103	149

Net (loss) earnings, including the effect of stock compensation expense (3)	$(2,154)	$1,895	$(1,006)	$538

Net earnings per share:
Basic, as reported for the prior period (1)	N/A	.60	N/A	$.19
Basic, including the effect of stock compensation expense (3)	$(.63)	.52	$(0.29)	$.15

Diluted, as reported for the prior period (1)	N/A	.57	N/A	$.18
Diluted, including the effect of stock compensation expense (3)	$(.63)	.50	$(0.29)	$.14

(1) Net earnings and earnings per share prior to 2006 did not include stock compensation expense for employee stock options.

(2) Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.

(3) Net earnings and earnings per share prior to 2006 represents pro forma information based on SFAS 123.

Stock compensation expense is included in selling, general, and administrative expense.   A summary of the Company’s stock option activity and related information for the six months ended July 1, 2006 is as follows:

(in thousands, except for per option data)	Number of Options	Weighted Average Exercise Price per Option	Aggregate Intrinsic Value
Outstanding at January 1, 2006	315,939	$10.49	$562
Options Granted	15,000	-	-
Options Exercised	(9,704)	6.27	(70)
Outstanding at July 1, 2006	321,235	9.38	$512

Exercisable at July 1, 2006	245,912	$9.32	$401

The aggregate intrinsic value in the proceeding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of  $9.95 as of July 1, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.  The aggregate intrinsic value of the options exercised is based on the Company’s closing stock price of common stock as of the date the option is exercised.  The Company’s current policy is to issue additional new shares upon exercise of stock options.

The fair value of options vested since December 31, 2005 is $0.5 million.   At July 1, 2006, total compensation costs related to non-vested awards not yet recognized amounts to $0.3 million and will be recognized over a weighted average period of 1.79 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of July 1, 2006:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$5.21-$8.44	170,581	6.2	$ 6.95	137,700	6.0	$ 7.04
$10.34- $15.54	150,654	8.4	$ 12.14	108,212	8.1	$ 12.22
	321,235	7.2	$ 9.38	245,912	6.9	$ 9.32

3)

Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	(Dollars in Thousands)
	July 1, 2006 (Unaudited)	December 31, 2005
Finished Goods	$1,791	$1,583
Work in Progress	185	104
Raw Material	1,028	1,201
	$3,004	$2,888

4)

Product Line Net Sales

Product line net sales are as follows:

	(Dollars in Thousands)
	Six months ended		Three months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Custom Folding Cartons	$14,617	$11,587	$7,474	$6,238
Commercial Print	537	11,149	322	5,625
Stock Box	4,505	4,164	1,662	1,541
Personalized Print	2,574	1,715	1,360	931
	$22,233	$28,615	$10,818	$14,335

5)

VistaPrint Limited

During 2005, the Company performed printing and order fulfillment services for VistaPrint Limited, which resulted in revenues of $10.6 million for the six months ended July 2, 2005.  In addition, the Company recognized $3.7 million of amortization revenue during the first six months of 2005, which was related to the $22 million contract buy-out fee received on September 1, 2004 from VistaPrint in connection with a new supply agreement effective as of July 2004.  The buy-out fee was negotiated between the two companies and provided MOD-PAC with cost recovery and profit on the production resources developed or acquired to fulfill the original contract with VistaPrint that terminated in 2011.  Robert S. Keane is a shareholder in and Chief Executive Officer of VistaPrint Limited and is the son of Kevin T. Keane, the Chairman of the Board of Directors of MOD-PAC.

The new agreement, entered into during July of 2004 provided for MOD-PAC to be VistaPrint’s exclusive North American supplier of printed products through August 30, 2005.  The agreement also set prices on a per unit basis and provided a framework for pricing products covered by any renewals or extensions through August of 2007.

During the third quarter of 2005, VistaPrint informed MOD-PAC that they were able to fulfill all of their print needs in-house, and therefore, no further orders were expected to be given to MOD-PAC.  The Company has performed no services for VistaPrint during the first six months of fiscal year 2006.  In addition, due to the fact that the Company did not anticipate any future sales to VistaPrint, the remaining $14.1 million of the unamortized portion of the contract buy-out fee was recognized as income during the fourth quarter of 2005.  As a result, there was no related amortization during the first six months of 2006.

6)

(Loss) Earnings Per Share.

The following table sets forth the computation of (loss) earnings per share:

	(in thousands, except for per share data)
	Six months ended		Three months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net (loss) income as reported	$(2,154)	$2,179	$(1,006)	$687

Basic (loss) earnings per share weighted average shares	3,441	3,656	3,443	3,669

Net effect of dilutive stock options	-	138	-	137
Diluted (loss) earnings per share weighted average shares	3,441	3,794	3,443	3,806

Basic (loss) earnings per share	$(.63)	$.60	$(.29)	$.19

Diluted (loss) earnings per share	$(.63)	$.57	$(.29)	$.18

The effect of dilutive stock options has not been included for the six months and three months ended July 1, 2006, since this would be anti-dilutive as a result of the Company’s net loss.

7)

Income Taxes.

The Company’s effective tax rate for the first six months of 2006 is 34.5%, which approximates the Company’s expectations.  The higher effective tax rate of 47.8% in the first six months of 2005 than would be customary is due to increasing the valuation allowance for deferred tax assets related to New York State credits.  New York State enacted tax legislation resulting in a change to the New York State apportionment methodology.  The enacted legislation will result in a lower apportionment of the Company’s taxable income to New York State, resulting in lower New York State income taxes.  Accordingly, the Company’s ability to use or realize New York State tax credits is expected to be reduced.  As a result, the Company increased its valuation allowance resulting in an increase to income tax expense of approximately $600,000 in the second quarter of 2005.

8)

Capital structure.

The Company's Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first six months of 2006, 12,869 shares of Class B stock were converted to Common stock.

9)

New Accounting Pronouncements

In June 2006, the FASB issued interpretation (“FIN”) No.48, ”Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.”  FIN No.48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the effect the adoption of FIN No. 48 will have on its financial position or results of operations.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

REVENUES

For the second quarter of 2006 revenues were $11.0 million compared with $16.3 million in 2005, a decrease of 32.7%.  This decrease of $5.3 million was primarily due to a $5.3 million decrease in net sales for the commercial print product line related to VistaPrint, our former customer, who in the third quarter of 2005 decided to fulfill their print needs in-house.   In addition, in the second quarter of 2005, $1.8 million of revenue was recognized related to the amortization of the $22.0 million contract buy-out fee from VistaPrint.  During the fourth quarter of 2005, given the conclusion that the Company does not anticipate any future sales to VistaPrint, the remaining $14.1 million of the unamortized portion of the contract buy-out fee was recognized as income.  As a result, the Company did not realize any revenue related to the contract buy-out fee in the second quarter of 2006.  These decreases were partially offset by a $1.3 million increase in custom folding carton revenue, a $0.4 million increase in personalized print revenue, and a $0.1 million increase in stock box revenue in the second quarter of 2006 as compared to the same period in 2005.

For the first six months of 2006, revenues were $22.5 million compared with $32.5 million in 2005, a decrease of 30.8%.  This decrease of $10.0 million was primarily due to a $10.6 million decrease in net sales for the commercial print product line related to VistaPrint, our former customer, who in the third quarter of 2005 decided to fulfill their print needs in-house.   In addition, in the first six months of 2005, $3.7 million of revenue was recognized related to the amortization of the $22.0 million contract buy-out fee from VistaPrint.  These decreases were partially offset by a $3.0 million increase in custom folding carton revenue, a $0.9 million increase in personalized print revenue, and a $0.4 million increase in stock box revenue in the first six months of 2006 as compared to the same period in 2005.

EXPENSES AND MARGINS

Gross margin for the second quarter of 2006 decreased to 6.7% from 28.5% during the same period last year.  Excluding the amortization of the buy-out fee, gross margin for the second quarter of 2005 was 19.4%.  This decrease in gross margin in 2006 is due to underutilization of the factory due to the loss of the volume from VistaPrint, product mix, and increased cost for paperboard purchases.

Gross margin for the first six months of 2006 decreased to 7.1% from 29.4% during the same period last year.  Excluding the amortization of the buy-out fee, gross margin for the second quarter of 2005 was 20.4%.  This decrease in gross margin in 2006 is due to underutilization of the factory due to the loss of the volume from VistaPrint, product mix, and increased cost for paperboard purchases.

Selling, general, and administrative costs decreased to $2.3 million in the second quarter of 2006 from $2.8 million during the same period in the prior year.  This decrease is due to reduced advertising of Printlizard.com and severance expense related to the resignation of the former Chief Financial Officer in May 2005.  These decreases were partially offset by stock compensation expense recorded in the second quarter of 2006.

Selling, general, and administrative costs decreased to $4.9 million in the first six months of 2006 from $5.4 million during the same period in the prior year.  This decrease is due to reduced advertising of Printlizard.com and severance expense related to the resignation of the former Chief Financial Officer in May 2005.  These decreases were partially offset by stock compensation expense recorded in 2006.

Net interest expense for the second quarter of 2006 was $23,000 as compared to interest income of $9,000 in the second quarter of 2005.  This fluctuation is attributable to the reduced temporary investments in the second quarter of 2006 as compared to the second quarter of 2005.

Net interest expense for the first six months of 2006 was $36,000 as compared to interest income of $27,000 in the first six months of 2005.  This fluctuation is attributable to the reduced temporary investments in the first six months of 2006 as compared to the first six months of 2005.

TAXES

The Company’s effective tax rate for the first six months of 2006 is 34.5%, which approximates the Company’s expectations.  The higher effective tax rate of 47.8% in the first six months of 2005 than would be customary is due to increasing the valuation allowance for deferred tax assets related to New York State credits.  New York State enacted tax legislation resulting in a change to the New York State apportionment methodology.  The enacted legislation will result in a lower apportionment of the Company’s taxable income to New York State, resulting in lower New York State income taxes.  Accordingly, the Company’s ability to use or realize New York State tax credits is expected to be reduced.  As a result, the Company increased its valuation allowance resulting in an increase to income tax expense of approximately $600,000 in the second quarter of 2005.

NET (LOSS) INCOME AND (LOSS) EARNINGS PER SHARE

The net loss for the second quarter of 2006 was $1.0 million, a decrease of $1.7 million from the second quarter of 2005.  This decrease was due to the fluctuations discussed above. Diluted (loss) earnings per share was $(0.29) in the second quarter of 2006 and $0.18 in the second quarter of 2005.

The net loss for the first six months of 2006 was $2.2 million, a decrease of $4.3 million from the first six months of 2005.  This decrease was due to the fluctuations discussed above. Diluted (loss) earnings per share was $(0.63) in the first six months of 2006 and $0.57 in the first six months of 2005.

LIQUIDITY

Cash used in operating activities during the first six months of 2006 amounted to $1.1 million compared to cash used by operating activities during the first six months of 2005 of $5.1 million. The $1.1 million of cash used in the first six months of 2006 was primarily due to changes in working capital components.  The $5.1 million of cash used in the first six months of 2005 was primarily due to tax payments associated with the $22.0 million contract buy-out fee.

The Company's capital expenditures of $0.4 million for the first six months of 2006 were down by $2.6 million from the 2005 level. The Company expects capital expenditures to be approximately $1 million in 2006.

The Company has an outstanding authorization from its Board to repurchase up to 100,885 shares at July 1, 2006. The closing price of the Company's common stock as of July 1, 2006 was  $9.95. At this price, the repurchase of 100,885 shares would require $1,003,806.

We have a $6 million dollar line of credit facility available to us.  At July 1, 2006 there were no borrowings on this line of credit, but there are two letters of credit outstanding that total $297,000. Interest on the line of credit is either 1.0% over LIBOR or the prime rate, at the Company's option.

We believe that cash on hand of $1.3 million at July 1, 2006, temporary investments of $1.0 million, cash flow from operations, and the $6 million available on the line of credit are sufficient to meet our cash requirements for operations, capital expenditures, common stock redemptions and debt service for the balance of 2006.

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

Risks due to fluctuation in interest rates are not material to the Company at July 1, 2006 because of no exposure to floating rate debt and limited market risk on its $1.0 million of temporary investments, because interest is reset to market rates every 7 days.

Since May of 2003, over 90% of the Company's power needs are met through natural gas. The Company has investigated supply contracts of various length and currently it has supply arrangements for fixed prices on approximately 100% of its estimated usage from July 1, 2006 through September 30, 2006, approximately 75% of its estimated usage from October 1, 2006 through March 31, 2007, and approximately 50% of its estimated usage from April 1, 2007 through September 30, 2009.  Historically, the price of natural gas has fluctuated widely. Although the Company is concerned about cost, its main concern is availability. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel powered generator. Although such generators are generally available, the Company cannot be assured that a generator adequate to meet the Company's needs will be available if and when such need should arise.

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

RECENT/NEW ACCOUNTING PRONOUNCEMENTS

During the first quarter of 2006, we adopted SFAS 123 ( R ),  “Shared-Based Payment,” applying the modified prospective method.  This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award.  Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.  We use a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense based on vesting.  Stock compensation expense was $138,000 in the second quarter and $284,000 in first half of 2006.  No stock compensation expense was recognized prior to 2006.

In June 2006, the FASB issued interpretation (“FIN”) No.48, ”Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.”  FIN No.48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the effect the adoption of FIN No. 48 will have on its financial position or results of operators.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4.

  Controls and Procedures

The company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a - 15(e) and 15(d) - 15(e) of the Securities Exchange Act of 1934, as of July 1, 2006.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2006.  There were no changes in the Company’s internal control over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors.

There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Apr. 2 - Apr. 29, 2006				100,885
Apr. 30 - May 27, 2006				100,885
May 28 - July 1, 2006				100,885
Total

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Securities Holders.

The Company’s Annual Meeting of Shareholders was held on May 10, 2006.

1.

The nominees to the Board of Directors were elected  based on the following shares voted:

Nominee	For	Authority Withheld
Kevin T. Keane	7,673,209	292,865
Daniel G. Keane	7,696,409	219,665
William G. Gisel, Jr.	7,755,702	160,372
Howard Zemsky	7,758,307	157,767
Robert J. McKenna	7,745,635	170,439

2.     The ratification of Ernst & Young LLP as the Registrant’s auditors was approved by the following vote:  7,744,267 in favor; 152,009 against; and 19,798 abstentions.

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

MOD-PAC CORP.
(Registrant)

Date: August 10, 2006	By: /s/ David B. Lupp
David B. Lupp Chief Financial Officer (Principal Financial Officer)

16