Form 10-Q
period 2006-09-30
MOD PAC CORP
filed 2006-11-13
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The number of shares outstanding of each class of common stock as of October 30, 2006 were:

Common Stock, $0.01 par value	2,749,375 shares
Class B Common Stock, $0.01 par value	699,546 shares

MOD-PAC CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Part 1. Financial Information
Item 1. Financial Statements
MOD-PAC CORP.
Consolidated Balance Sheets

	(Dollars in Thousands)
	September 30, 2006	December 31,
	(Unaudited)	2005
Current assets:
Cash and cash equivalents	$1,471	$1,178
Temporary investments	1,000	2,700
Trade accounts receivable:
Customers	4,890	4,425
Allowance for doubtful accounts	(156)	(42)
Inventories	3,112	2,888
Refundable income taxes	575	1,199
Prepaid expenses	412	423

Total current assets	11,304	12,771

Property, plant and equipment, at cost	64,888	64,363
Less accumulated depreciation and amortization	(38,443)	(34,678)

Net property, plant and equipment	26,445	29,685
Other assets	1,284	1,268

Totals assets	$39,033	$43,724

Current liabilities:
Current maturities of long-term debt	$55	$87
Accounts payable	3,439	3,489
Accrued expenses	887	1,696

Total current liabilities	4,381	5,272

Long-term debt	1,936	1,969
Other liabilities	31	428
Deferred income taxes	2,594	3,457

Total liabilities	$8,942	$11,126

Shareholders’ equity:
Common stock, $.01 par value Authorized 20,000,000 shares, issued 3,367,996 in 2006, 3,340,577 in 2005	34	33
Class B common stock, $.01 par value Authorized 5,000,000 shares, issued 700,251 in 2006, 717,968 in 2005	7	7
Additional paid-in capital	1,757	1,395
Retained earnings	34,358	37,228

	36,156	38,663

Less treasury shares, at cost 625,698 in 2006 and 2005	(6,065)	(6,065)

Total shareholders’ equity	30,091	32,598

Total liabilities and shareholders’ equity	$39,033	$43,724

See notes to financial statements

MOD-PAC CORP.
Consolidated Statements of Operations

	(Dollars in Thousands)
	(Unaudited)
	Nine Months Ended		Three Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Revenue:
Net sales	$33,559	$40,894	$11,326	$12,278
Amortization of buy-out fee	—	5,500	—	1,834
Rental income	416	341	143	122

Total revenue	33,975	46,735	11,469	14,234

Costs and Expenses:
Cost of products sold	31,088	33,161	10,183	10,208
Selling, general and administrative expenses	7,221	8,098	2,317	2,694
Interest Expense	89	15	54	52
Other income	(58)	(9)	(10)	(12)

Total costs and expenses	38,340	41,265	12,544	12,942

(Loss) Income before taxes	(4,365)	5,470	(1,075)	1,292

Income taxes (benefit) provision	(1,495)	2,474	(358)	475

Net (loss) income	$(2,870)	$2,996	$(717)	$817

Retained earnings:

January 1	37,228	26,200

September 30	34,358	29,196

(Loss) earnings per share:

Basic	$(.83)	$.82	$(.21)	$.23

Diluted	$(.83)	$.79	$(.21)	$.22

See notes to financial statements

MOD-PAC CORP.
Consolidated Statements of Cash Flows

	(Dollars in Thousands)
	(Unaudited)
	Nine Months Ended
	September 30,	October 1,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(2,870)	$2,996
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,792	4,369
Provision for doubtful accounts	114	3
Stock option compensation expense	319	—
Deferred income — advanced payment from VistaPrint	—	(5,500)
Deferred income taxes	(863)	2,043
Other liabilities	(397)	36
Cash flows from changes in operating assets and liabilities
Accounts receivable	(465)	650
Inventories	(224)	(21)
Prepaid expenses	10	(279)
Accounts payable	(50)	960
Refundable or payable income taxes	624	(7,609)
Accrued expenses	(809)	(311)

Net cash used in operating activities	(819)	(2,663)

Cash flows from investing activities:
Sale of temporary investments	1,700	8,558
Change in other assets	(44)	42
Capital expenditures	(525)	(3,507)

Net cash provided by investing activities	1,131	5,093

Cash flows from financing activities
Principal payments on long-term debt and capital lease	(65)	(63)
Proceeds from issuance of stock	46	504
Purchase of treasury stock	—	(3,522)

Net cash used in financing activities	(19)	(3,081)

Net increase (decrease) in cash and cash equivalents	293	(651)

Cash and cash equivalents at beginning of year	1,178	2,584

Cash and cash equivalents at end of period	$1,471	$1,933

See notes to financial statements.

MOD-PAC CORP.
Notes to Consolidated Financial Statements
Nine and Three Months Ended September 30, 2006
1) Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine-month and three-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted U.S. accounting principles for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in the Company’s 2005 annual report on Form 10-K.
Revenue is recognized on the accrual basis, which is at the time of shipment of goods, except for the advance payment received from VistaPrint, which was originally estimated to be amortized on a straight-line basis over 36 months from September 2004 through August 2007. During the fourth quarter of 2005, given the final conclusion that the company would likely no longer have sales to VistaPrint, the remaining $14.1 million unamortized portion of the contract buy-out fee was recognized as revenue.
2) Stock-Based Compensation
MOD-PAC CORP. established a Stock Option Plan that authorized the issuance of 800,000 shares of Common Stock for the purpose of attracting and retaining executive officers and key employees, and to align management’s interests with those of the shareholders of MOD-PAC CORP. The options must be exercised no more than ten years from the grant date and vest over up to a five-year period. The exercise price for the options is equal to the fair market value of the common stock as of the date immediately preceding the date of grant.
MOD-PAC CORP. established the Director’s Stock Option Plan that authorized the issuance of 200,000 shares of Common Stock for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of its shareholders. The options must be exercised no more than ten years from the grant date and vest after six months. The exercise price for the options is equal to the fair market value at the date of grant.
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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $5.75 for options granted during the nine months ended September 30, 2006 and was $6.24 for options granted during the nine months ended October 1, 2005. The following table provides the range of assumptions used to value stock options granted during the nine months ended September 30, 2006 and October 1, 2005.

	Nine Months Ended
	September 30,	October 1,
	2006	2005

Expected volatility	41%	36%
Risk-free rate	4.8%	4.0%-5.0%
Expected dividends	0%	0%
Expected term (in years)	6.5	7.0
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
The table below reflects net (loss) earnings and net (loss) earnings per share for the nine and three months ended September 30, 2006 compared with the pro forma information for the nine and three months ended October 1, 2005.

	Nine Months Ended		Three Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net earnings, as reported for the prior period (1)	N/A	$2,996	N/A	$817

Stock compensation expense	$319	460	$35	59
Tax benefit	(73)	(124)	0	(7)

Stock compensation expense, net of tax (2)	246	336	35	52

Net (loss) earnings, including the effect of stock compensation expense (3)	$(2,870)	$2,660	$(717)	$765

Net (loss) earnings per share:
Basic, as reported for the prior period (1)	N/A	.82	N/A	$.23
Basic, including the effect of stock compensation expense (3)	$(.83)	.73	$(.21)	$.21

Diluted, as reported for the prior period (1)	N/A	.79	N/A	$.22
Diluted, including the effect of stock compensation expense (3)	$(.83)	.70	$(.21)	$.21

(1)	Net loss and loss per share prior to 2006 did not include stock compensation expense for employee stock options.

(2)	Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.

(3)	Net earnings and earnings per share prior to 2006 represents pro forma information based on SFAS 123.

Stock compensation expense is included in selling, general, and administrative expense. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2006 is as follows:

		Weighted Average
	Number of	Exercise Price per	Aggregate
($ in thousands, except for per option data)	Options	Option	Intrinsic Value

Outstanding at January 1, 2006	315,939	$10.49	$562
Options Granted	15,000	—	—
Options Exercised	(9,704)	6.27	(70)

Outstanding at September 30, 2006	321,235	9.38	$725

Exercisable at September 30, 2006	245,912	$9.32	$574

The aggregate intrinsic value in the proceeding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $11.20 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of the options exercised is based on the Company’s closing stock price of common stock as of the date the option is exercised. The Company’s current policy is to issue additional new shares upon exercise of stock options.
The fair value of options vested since December 31, 2005 is $0.5 million. At September 30, 2006, total compensation costs related to non-vested awards not yet recognized was $0.3 million which will be recognized over a weighted average period of 1.74 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of September 30, 2006:

	Outstanding			Exercisable

		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise Price		Life	Exercise		Life in	Exercise
Range	Shares	in Years	Price	Shares	Years	Price

$5.21-$8.44	170,581	5.9	$6.95	137,700	5.7	$7.04
$10.34- $15.54	150,654	8.1	$12.14	108,212	7.9	$12.22

	321,235	6.9	$9.38	245,912	6.6	$9.32

3) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	(Dollars in Thousands)
	September 30, 2006	December 31, 2005
	(Unaudited)

Finished Goods	$1,686	$1,583
Work in Progress	218	104
Raw Material	1,208	1,201

	$3,112	$2,888

4) Product Line Net Sales
Product line net sales are as follows:

	(Dollars in Thousands)
	Nine months ended		Three months ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Custom Folding Cartons	$21,877	$17,584	$7,260	$5,996
Commercial Print	967	14,265	430	3,115
Stock Box	6,954	6,444	2,449	2,281
Personalized Print	3,761	2,601	1,187	886

	$33,559	$40,894	$11,326	$12,278

5) VistaPrint Limited
During 2005, the Company performed printing and order fulfillment services for VistaPrint Limited, which resulted in revenue of $12.0 million for the nine months ended October 1, 2005. In addition, the Company recognized $5.5 million of amortization revenue during the first nine months of 2005, which was related to the $22 million contract buy-out fee received on September 1, 2004 from VistaPrint in connection with a new supply agreement effective as of July 2004. The buy-out fee was negotiated between the two companies and provided MOD-PAC with cost recovery and profit on the production resources developed or acquired to fulfill the original contract with VistaPrint that terminated in 2011. Robert S. Keane is a shareholder in and Chief Executive Officer of VistaPrint Limited and is the son of Kevin T. Keane, the Chairman of the Board of Directors of MOD-PAC.
The new agreement, entered into during July of 2004 provided for MOD-PAC to be VistaPrint’s exclusive North American supplier of printed products through August 30, 2005. The agreement also set prices on a per unit basis and provided a framework for pricing products covered by any renewals or extensions through August of 2007.
During the third quarter of 2005, VistaPrint informed MOD-PAC that they were able to fulfill all of their print needs in-house, and therefore, no further orders were expected to be given to MOD-PAC. The Company has performed no services for VistaPrint during the first nine months of fiscal year 2006. In addition, due to the fact that the Company did not anticipate any future sales to VistaPrint, the remaining $14.1 million of the unamortized portion of the contract buy-out fee was recognized as income during the fourth quarter of 2005. As a result, there was no related amortization during the first nine months of 2006.

6) (Loss) Earnings Per Share.
The following table sets forth the computation of (loss) earnings per share:

	(in thousands, except for per share data)
	Nine months ended		Three months ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Net (loss) income as reported	$(2,870)	$2,996	$(717)	$817

Basic (loss) earnings per share weighted average shares	3,441	3,646	3,443	3,626

Net effect of dilutive stock options	—	132	—	100

Diluted (loss) earnings per share weighted average shares	3,441	3,778	3,443	3,726

Basic (loss) earnings per share	$(.83)	$.82	$(.21)	$.23

Diluted (loss) earnings per share	$(.83)	$.79	$(.21)	$.22

The effect of dilutive stock options has not been included for the nine months and three months ended September 30, 2006, since this would be anti-dilutive as a result of the Company’s net loss.
7) Income Taxes.
The Company’s effective tax rate for the first nine months of 2006 was 34.2%, which approximates the Company’s expectations. The effective tax rate of 45.2% in the first nine months of 2005 that was higher than would be customary was due to increasing the valuation allowance for deferred tax assets related to New York State credits. New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. The enacted legislation will result in a lower apportionment of the Company’s taxable income to New York State, resulting in lower New York State income taxes. Accordingly, the Company’s ability to use or realize New York State tax credits was expected to be reduced. As a result, the Company increased its valuation allowance resulting in an increase to income tax expense of approximately $600,000 in the second quarter of 2005.
8) Capital structure.
The Company’s Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first nine months of 2006, 17,717 shares of Class B stock were converted to Common stock.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
REVENUE
For the third quarter of 2006 revenue was $11.5 million compared with $14.2 million in 2005, a decrease of 19.4%. This decrease of $2.7 million was primarily due to a $3.0 million decrease in net sales for the commercial print product line related to VistaPrint, our former customer, who in the third quarter of 2005 decided to fulfill their print needs in-house. In addition, in the third quarter of 2005, $1.8 million of revenue was recognized related to the amortization of the $22.0 million contract buy-out fee from VistaPrint. During the fourth quarter of 2005, given the conclusion that the Company does not anticipate any future sales to VistaPrint, the remaining $14.1 million of the unamortized portion of the contract buy-out fee was recognized as income. As a result, the Company did not realize any revenue related to the contract buy-out fee in the third quarter of 2006. These decreases were partially offset by a $1.3 million increase in custom folding carton revenue, a $0.3 million increase in personalized print revenue, and a $0.2 million increase in stock box revenue in the third quarter of 2006 compared with the same period in 2005.
For the first nine months of 2006, revenue was $34.0 million compared with $46.7 million in 2005, a decrease of 27.3%. This decrease of $12.7 million was primarily due to a $13.3 million decrease in net sales (including royalty payments received from VistaPrint) for the commercial print product line related to VistaPrint, our former customer, who in the third quarter of 2005 decided to fulfill their print needs in-house. In addition, in the first nine months of 2005, $5.5 million of revenue was recognized related to the amortization of the $22.0 million contract buy-out fee from VistaPrint. These decreases were partially offset by a $4.3 million increase in custom folding carton revenue, a $1.2 million increase in personalized print revenue, and a $0.5 million increase in stock box revenue in the first nine months of 2006 compared with the same period in 2005.
EXPENSES AND MARGINS
Gross margin for the third quarter of 2006 decreased to 11.2% from 28.3% during the same period last year. Excluding the amortization of the buy-out fee, gross margin for the third quarter of 2005 was 17.7%. This decrease in gross margin in 2006 was the result of underutilization of the factory due to the loss of volume from VistaPrint and product mix.
Gross margin for the first nine months of 2006 decreased to 8.5% from 29.0% during the same period last year. Excluding the amortization of the buy-out fee, gross margin for the first nine months of 2005 was 19.6%. This decrease in gross margin in 2006 was the result of underutilization of the factory due to the loss of volume from VistaPrint, product mix, and increased cost for paperboard purchases.
Selling, general, and administrative costs decreased to $2.3 million in the third quarter of 2006 from $2.7 million during the same period in the prior year. This decrease was primarily due to reduced website advertising in the third quarter of this year.
Selling, general, and administrative costs decreased to $7.2 million in the first nine months of 2006 from $8.1 million during the same period in the prior year. This decrease was due to reduced website advertising and severance expense related to the resignation of the former Chief Financial Officer in May 2005. These decreases were partially offset by stock compensation expense recorded in 2006.
Net interest expense for the third quarter of 2006 was $54,000 compared with net interest expense of $52,000 in the third quarter of 2005.
Net interest expense for the first nine months of 2006 was $89,000 compared with net interest expense of $15,000 in the first nine months of 2005. This fluctuation was attributable to the reduced temporary investments in the first nine months of 2006 compared with the first nine months of 2005.

TAXES
The Company’s effective tax rate for the first nine months of 2006 was 34.2%, which approximates the Company’s expectations. The effective tax rate of 45.2% in the first nine months of 2005 that was higher than would be customary was due to increasing the valuation allowance for deferred tax assets related to New York State credits. New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. The enacted legislation will result in a lower apportionment of the Company’s taxable income to New York State, resulting in lower New York State income taxes. Accordingly, the Company’s ability to use or realize New York State tax credits was expected to be reduced. As a result, the Company increased its valuation allowance resulting in an increase to income tax expense of approximately $600,000 in the second quarter of 2005.
NET (LOSS) INCOME AND (LOSS) EARNINGS PER SHARE
The net loss for the third quarter of 2006 was $0.7 million, a decrease of $1.5 million from the third quarter of 2005. This decrease was due to the fluctuations discussed above. Diluted (loss) earnings per share was $(0.21) in the third quarter of 2006 and $0.22 in the third quarter of 2005.
The net loss for the first nine months of 2006 was $2.9 million, a decrease of $5.9 million from the first nine months of 2005. This decrease was due to the fluctuations discussed above. Diluted (loss) earnings per share was $(0.83) in the first nine months of 2006 and $0.79 in the first nine months of 2005.
LIQUIDITY
Cash used in operating activities during the first nine months of 2006 amounted to $0.8 million compared with cash used by operating activities during the first nine months of 2005 of $2.7 million. The $0.8 million of cash used in the first nine months of 2006 was primarily due to changes in working capital components. The $2.7 million of cash used in the first nine months of 2005 was primarily due to tax payments associated with the $22.0 million contract buy-out fee.
The Company’s capital expenditures of $0.5 million for the first nine months of 2006 were down by $3.0 million from the 2005 level. The Company expects capital expenditures to be approximately $1.0 million in 2006.
The Company has an outstanding authorization from its Board to repurchase up to 100,885 shares at September 30, 2006. The closing price of the Company’s common stock as of September 30, 2006 was $11.20. At this price, the repurchase of 100,885 shares would require $1,129,912.
We have a $6 million dollar line of credit facility available to us at the discretion of the lender. At September 30, 2006 there were no borrowings on this line of credit, but there are two letters of credit outstanding that total $297,000. Interest on the line of credit is either 1.0% over LIBOR or the prime rate, at the Company’s option.
We believe that cash on hand of $1.5 million and temporary investments of $1.0 million at September 30, 2006 are sufficient to meet our cash requirements for operations, capital expenditures, and debt service for the balance of 2006.
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
Risks due to fluctuation in interest rates are not material to the Company at September 30, 2006 because of no exposure to floating rate debt and limited market risk on its $1.0 million of temporary investments, because interest is reset to market rates every 7 days.
Since May of 2003, over 90% of the Company’s power needs are met through natural gas. The Company has investigated supply contracts of various length and currently it has supply arrangements for fixed prices on approximately 95% of its estimated usage from October 1, 2006 through March 31, 2007, and approximately 50% of its estimated usage from April 1, 2007 through September 30, 2009. Historically, the price of natural gas has fluctuated widely. Although the Company is concerned about cost, its main concern is availability. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel powered generator. Although such generators are generally available, the Company cannot be assured that a generator adequate to meet the Company’s needs will be available if and when such need should arise.
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
RECENT/NEW ACCOUNTING PRONOUNCEMENTS
During the first quarter of 2006, we adopted SFAS 123 ( R ), “Shared-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. We use a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense based on vesting. Stock compensation expense was $35,000 in the third quarter of 2006 and $319,000 in first nine months of 2006. No stock compensation expense was recognized prior to 2006.
In June 2006, the FASB issued interpretation (“FIN”) No.48, ”Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.” FIN No.48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect the adoption of FIN No. 48 will have on our financial position or results of operations.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the word “anticipate,” “believe,” “expect,” “estimate,” “project,” and similar expressions are generally intended to identify forward-looking statements. Any forward looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in MOD-PAC’s communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product and market channel expansions, capacity utilization and expansion, and repurchase of capital stock, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties, and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:
•	Overall economic and business conditions;

•	The demand for MOD-PAC’s goods and services;

•	Competitive factors in the commercial printing and folding cartons markets;

•	Changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	The availability and costs of natural gas supplies in Western New York State;

•	The internal and external costs of compliance with laws and regulations such as Section 404 of the Sarbanes-Oxley Act of 2002
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
The company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a — 15(e) and 15(d) — 15(e) of the Securities Exchange Act of 1934, as of September 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.

Item 1A. Risk Factors.
There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(d) Maximum Number (or
Approximate Dollar
			(c) Total Number	Value) of Shares (or
			of Shares (or	Units)
			Units) Purchased	that May Yet Be
	(a) Total Number	(b) Average Price	as Part of Publicly	Purchased
	of Shares (or	Paid per Share	Announced Plans	Under the Plans or
Period	Units) Purchased	(or Unit)	or Programs	Programs
July 2 -July. 29, 2006	—	—	—	100,885
July 30 - August 26, 2006	—	—	—	100,885
August 27 - Sept. 30, 2006	—	—	—	100,885
Total	—	—	—
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Securities Holders.
     None
Item 5. Other Information.
     None.
Item 6. Exhibits

Exhibit 31.1	Section 302 Certification — Chief Executive Officer

Exhibit 31.2	Section 302 Certification – Chief Financial Officer

Exhibit 32.	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOD-PAC CORP.

(Registrant)

Date: November 13, 2006	By: /s/ David B. Lupp

David B. Lupp
Chief Financial Officer