Form 10-K
period 2006-12-31
MOD PAC CORP
filed 2007-03-27
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2006
Commission File Number: 0-50063
MOD-PAC CORP.
(Exact Name of Registrant as Specified in its Charter)

New York	16-0957153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1801 Elmwood Avenue, Buffalo, New York 14207
(Address of principal executive office)
(716) 873-0640
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$.01 par value Common Stock	NASDAQ Stock Market LLC
$.01 par value Class B Stock	NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by checkmark if the registrant is not required to file report pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by checkmark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 20, 2007, 3,448,921 shares were outstanding, consisting of 2,760,896 shares of Common Stock $.01 Par value and 688,025 shares of Class B Stock $.01 Par Value. The aggregate market value, as of July 1, 2006, of the shares of Common Stock and Class B Stock of MOD-PAC CORP. held by non-affiliates was approximately $29,020,170 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2007 are incorporated by reference into Part III of this Report.

PART I
Item 1. BUSINESS
Forward Looking Information
Certain statements contained in this report are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the word “anticipate,” “believe,” “expect,” “estimate,” “project,” and similar expressions are generally intended to identify forward looking statements. Any forward looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in MOD-PAC CORP’s (MOD-PAC) communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product and market channel expansions, capacity utilization and expansion, and repurchase of capital stock, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties, and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:
•	Overall economic and business conditions;

•	The demand for MOD-PAC’s goods and services;

•	Customer acceptance of the products and services MOD-PAC provides;

•	Competitive factors in commercial printing and the folding cartons industries;

•	Changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	The availability and costs of natural gas supplies in Western New York State;

•	The internal and external costs of compliance with laws and regulations such as Section 404 of the Sarbanes-Oxley Act of 2002;

•	Litigation against the Company.
Overview
MOD-PAC is a high value-added, on demand print services firm operating a unique low-cost business model. MOD-PAC’s strategy is to gain market share through strategic niche applications for its custom folding carton business and to capture a share of the $26 billion commercial print market currently served by approximately 17,000 printers with fewer than 100 employees (source: PIA/GATF Print Market Atlas 2006). We believe that we can capture this market share by leveraging our capabilities to innovate and aggressively integrate technology into the Company’s marketing, order in-take and production operations, and to provide economically-priced, short run, on demand full-color print products and services. We also provide value-added services that include design assistance, finishing services, fulfillment, and asset management. MOD-PAC should realize economic advantage through the scale available in its facilities as it captures growing numbers of small to medium-sized print orders.
Our key differentiator is our success at being a just-in-time producer of short-run, quality on demand print products which enables us to handle large numbers of small orders on a daily basis. Through our lean manufacturing processes coupled with state-of-the-art printing technologies, we are able to address short run, highly variable content needs of our customers with a quicker turn around time relative to industry standards.
We provide products in two primary categories, folding cartons and commercial and personalized print.
Folding Cartons:

Custom Folding Cartons: Through MOD-PAC’s fully-integrated, automated die design and custom folding carton print production, we can meet the highly variable needs of our custom packaging customers while providing competitive prices for on-demand products in the required quantities. Full service design, employing advanced computer-aided design and manufacturing systems, computer-to-plate speed and accuracy, and rapid turnover print processes give our customers the products they need when they need them. Our customers are generally in the healthcare, pharmaceuticals, confectionary, food and beverage, and automotive industries, including private label manufacturers. We sell directly to these customers, who have requirements that are characterized by high product variability, short production cycles, and variable print run quantities.
Stock Boxes: Our stock box line sells a variety of products including a full line of folding cartons as well as resale products such as trays, bags and other complimentary items. Most of these items are available for customization in quantities of as few as 50. We serve over 4,000 customers in the U.S. and Canada on a direct basis and through distributor networks. Our core target market is the independent confectionery industry; however, we also provide stock packaging during the holiday season to gift retailers and for general consumer use.
Commercial and Personalized Print:
MOD-PAC produces a variety of commercial print products, including business cards, direct mail post cards, letterhead and corporate stationery, presentation folders, booklets and product flyers. We are targeting U.S. businesses for commercial print as these customers all require corporate branding, stationery, such as business cards and letterhead, and point of sale marketing materials.
We also produce and market a variety of event-oriented products for both the corporate and consumer markets including specialty items such as invitations, announcements and napkins. Distinctive designs can be provided for all social occasions such as corporate sales conferences, corporate client events, weddings, graduations, and anniversaries. Personalized print products are marketed through resellers such as bridal and gift shops, event planners, internet resellers, for example eInvite.com and our retail website, partybasics.com.
Because of our capabilities to produce product on demand and in quantities varying from 50 to over 5,000, our customers can order as needed and reduce the need to stock inventory. In addition, we provide economically-priced products due to our scale. We approach this market through several channels:
▪	Distributors: The commercial print distribution industry is an efficient channel to market for commercial print products with approximately $2.5 billion in annual sales. Commercial print distributors have strong relationships established throughout the U.S., ranging from small business to large corporate entities. Print distributors have historically been served by networks of small localized printers, which lack the scale and diversity of services that we have, or by larger, regional printers, many of which have not converted to print-on-demand production. These distributors often sell event type products to their customers as well as napkins and holiday cards.

▪	Branded internet web stores/resellers: Our web-to-print capabilities enable us to capture and fulfill orders for branded web stores that sell print products. In effect, these sites are retail operations on the internet that purchase personalized print supplies via ecommerce interface from us.

▪	Direct sales: We sell directly on a regional scale, to target businesses in industries that we believe can benefit from our ability to vary a standard print product for national operations with regional differentiation and from the convenience of our web-to-print capabilities, and to businesses and entities with whom we have developed a long term relationship based on the quality of our product and timeliness of our service.

▪	Retailers: Our personalized print products can be found in many specialty retail shops to which we provide binders of available product from which their customers can choose.

▪	Our own webstores: We also maintain two webstores from which businesses and consumers can also purchase our personalized products: www.partybasics.com and www.printlizard.com.
General Development of Business
The spin-off from Astronics Corporation on March 14, 2003, was an important event in the Company’s history. The spin-off was accomplished by means of a distribution (the Distribution) of all of the outstanding shares of MOD-

PAC’s common stock and Class B stock. The shares of MOD-PAC were distributed on a pro-rata basis to the shareowners of Astronics in a tax-free distribution. The Astronics’ Board of Directors set a one-for-two distribution ratio, in which (i) each Astronics common stock owner received one share of MOD-PAC common stock for every two shares of Astronics common stock owned on the record date for the Distribution and (ii) each Astronics Class B stock owner received one share of MOD-PAC Class B stock for every two shares of Astronics Class B stock owned on the record date for the Distribution. At the time of the Distribution, MOD-PAC became a separately traded, publicly held company.
MOD-PAC’s business has developed rapidly over the last five years because of the development of our commercial print product line for VistaPrint, a former customer of the Company, as well as the success of our custom folding carton product line which has gained new customers and captured more business from existing customers. In 2002, we began servicing VistaPrint, which was a front-end web store for commercial print to the small office/home office market. MOD-PAC produced and distributed the orders VistaPrint received. In order to respond to the growth in sales of the commercial print product line for VistaPrint and high custom folding carton growth, MOD-PAC rapidly increased its capacity with capital expenditure investment and increased employment. In July 2004, the Company announced a new agreement to terminate the supply agreement with VistaPrint, which was scheduled to expire in April 2011. At that time, VistaPrint had decided to bring a majority of its printing needs in house. In connection with this, MOD-PAC received $22 million as a contract buy-out fee from VistaPrint on September 1, 2004 and established a new supply agreement. This new agreement expired on August 30, 2005. Although disappointed with the prospect of losing a large customer, MOD-PAC, as a result of the processes and production resources gained from the relationship, has been strategically expanding its marketing and sales plans to develop other channels to market for commercial print.
On April 15, 2005, the Company agreed to amend the new supply agreement with VistaPrint, which modified the exclusivity provision regarding the North American market through August 2005. As a result of the amendment, VistaPrint was allowed to produce and ship product to its North American customers from its Windsor, Ontario plant in advance of the expiration of the contract, provided MOD-PAC received payments that approximated the fixed costs and mark-up on any products VistaPrint shipped to its customers. Simultaneously, the Company executed a supply agreement with VistaPrint for the 12-month period ending August 30, 2006. This agreement established unit pricing for volumes above $750,000 per month, and a low volume surcharge for volumes under that monthly threshold. VistaPrint was not obligated to purchase printed products from MOD-PAC under this agreement. Since the fourth quarter of 2005, VistaPrint was able to fulfill all of their print needs in-house, and therefore, no further orders were received by MOD-PAC, and no future orders are anticipated from VistaPrint.
Practices as to Maintaining Working Capital
Part of the Company’s strategy is to minimize working capital requirements by reducing production cycle times, generally enabling the Company to generate substantially all its capital requirements from operations. The Company had no outstanding bank debt at December 31, 2006, and has substantial liquidity in the form of cash, cash equivalents and temporary investments, which combined totaled $3.4 million at December 31, 2006. A committed and secured line of credit of $8.0 million is available, and in combination with its $3.4 million of cash, cash equivalents and temporary investments, the Company believes it can meet its obligations, other working capital requirements and capital expenditure needs in 2007.
Competitive Conditions
The print industry is a highly competitive industry, and MOD-PAC faces a number of competitors within each of the markets it serves. In the U.S. folding carton industry, which rapidly consolidated during the 1990’s, our competitors include approximately 300 companies, many of which are independent and privately-held. The largest competitors in this market are primarily focused on the long-run print order market. They include large integrated paper companies, such as Altivity Packaging, Rock-Tenn Company, Caraustar Industries, Inc., Graphic Packaging Corporation and Mead Westvaco. MOD-PAC’s focus is on niche market needs requiring short print runs, which capitalize on our efficient processes and operations to meet customers’ highly variable needs.
For commercial print products, the market we are targeting is served by approximately 17,000 small U.S. printers that typically have less than 100 employees. These small operations do not have the technological capabilities equivalent to MOD-PAC, lack the variety of print and finishing capabilities and are often geographically constrained to local customers. There are several larger competitors in this sector, such as Modern Postcard, Champion Industries, Consolidated Graphics, Inc., Taylor Corporation and BCT International.
Our success is dependent upon our competitive pricing, innovative and responsive customer support, creative graphics support and short lead-time delivery performance. We believe our investments in state-of-the-art technology and production processes will enable us to continue introducing new, enticing product designs and value added services. We focus on consistently providing flexible and responsive service for our customers, with just in time delivery.
Employees
The Company employed 416 employees as of December 31, 2006. The Company considers its relations with its employees to be good.
Raw Materials and Components
Our principal raw materials are paperboard, paper and ink which are available from multiple sources. We purchase most of these raw materials from a limited number of strategic and preferred suppliers. Although the paper industry is cyclical and prices can fluctuate, we have not been significantly impacted in recent years by increases in paper prices.
International Quality Standards
Our principal printing and packaging plant is ISO 9001:2000 certified for folding carton production. ISO 9001:2000 standards are an international consensus on effective management practices with the goal of ensuring that a company can consistently deliver its products and related services in a manner that meets or exceeds customer quality requirements. ISO 9001:2000 standards set forth the requirements that a company’s quality systems must meet to achieve a high standard of quality. As an ISO 9001:2000-registered manufacturer, we can represent to our customers that we maintain high quality industry standards in the education of our employees and the design and manufacture of our products.
Environmental and Other Governmental Regulation
We are subject to various federal, state and local laws relating to the protection of the environment. We continually assess our obligations and compliance with respect to these requirements. We believe we are in material compliance with all existing applicable environmental laws and permits and our current expenditures will enable us to remain in material compliance. Because of the complexity and changing nature of environmental regulatory standards, it is possible situations will arise from time to time that require us to incur expenditures in order to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations or financial condition and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2007.
Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health. We believe we are in material compliance with these laws and regulations and do not believe future compliance with such laws and regulations will have a material adverse effect on our operating results or financial condition.
Information regarding industry segments
The Company operates as one reporting segment. The Company’s customer base is comprised of companies and individuals throughout the United States and North America and is diverse in both geographic and demographic terms. The format of the information used by the Company’s CEO is consistent with the reporting format used in the Company’s 2006 Form 10-K and other external information.

Available information
The Company files its financial information and other materials required by the SEC electronically with the SEC. These materials can be accessed electronically via the Internet at www.sec.gov. Such materials and other information about the Company are available through the Company’s website at www.modpac.com under the Investor Relations information section.
Item 1A. RISK FACTORS
▪	Significant increases in the cost of energy or raw materials could have a material adverse effect on the Company’s margins and income from operations. Increases in paper costs, which represent a significant portion of our raw material costs, and any decrease in availability of paper could adversely affect our business.

▪	We have been dependent on certain customers, the loss of which could have material adverse effects on product sales and, depending on the significance of the loss, our results of operations, financial condition or cash flow. The Company’s ability to generate cash flows is dependent, in significant part, on its ability to reestablish growth in sales volume and maintain or increase selling prices that it realizes for its products.

▪	The Company’s ability to successfully implement its business strategies, its efforts to expand its markets for commercial print and to realize anticipated savings is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control.

▪	The Company faces intense competition, and if it is unable to compete successfully against other manufacturers of paperboard or cartons, it could lose customers and its revenue may decline.

▪	The Company’s net sales and profitability could be affected by intense pricing pressures. If the Company’s facilities are not as cost efficient as those of its competitors, or if its competitors otherwise choose to lower prices, the Company may lose customers to its competitors, which could negatively impact its revenues, cash flows and financial condition.

▪	Delays in our plans to improve manufacturing productivity and control costs of operations could negatively impact our margins.

▪	Any prolonged disruption in production due to labor difficulties, equipment failures, destruction of or material damage to any of the Company’s facilities could have a material adverse effect on the Company’s net sales, margins and cash flows.

▪	If we cannot protect our reputation due to product quality and liability issues, our business could be harmed.

▪	We are dependent on key management personnel. We cannot be certain that we will be able to retain our executive officers and key personnel or attract additional qualified management in the future.

▪	Work stoppages and other labor relations matters may make it substantially more difficult or expensive for the Company to manufacture and distribute its products, which could result in decreased sales or increased costs, either of which would negatively impact its financial condition and results of operations.

▪	The Company is subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under such laws or regulations, could negatively impact its financial condition and results of operations.

▪	The Company may unknowingly, or inadvertently violate the intellectual property rights of others as it innovates new ways to capture, aggregate, process and print orders from the internet which could result in the payment of damages or injunctions which could interfere with the Company’s business.

▪	The Company may not be able to adequately protect and defend its intellectual property and proprietary rights, which could harm its future success and competitive position.
Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.
Item 2. PROPERTIES
     We maintain our corporate headquarters and conduct our operations at the following facilities:

		Square	Owned or
Location	Type of Facility	Footage	Leased
Buffalo, NY	Corporate headquarters; printing and manufacturing	335,000	Owned
Blasdell, NY	Printing and imprinting	50,000	Owned
Buffalo, N.Y.	Office and warehouse	230,000	Leased
We believe the 335,000 square foot corporate headquarters, printing and manufacturing property and the Blasdell property have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. The Company entered into a forty-nine year lease for the 230,000 square feet of office and warehouse buildings in November 2003. These buildings are adjacent to our corporate headquarters, printing and manufacturing property and were acquired for potential expansion of such facilities. In 2004, we undertook a survey of these buildings, developed a rehabilitation program, and spent $0.9 million in connection with this program. In 2005, we spent $1.7 million in connection with this rehabilitation program. In 2006, we spent $0.2 million. Currently, much of this space is being rented to third parties. We have plans to continue additional rehabilitation over the next several years. The timing of these future rehabilitation expenditures will be based on our anticipated facility requirements.
Item 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
PART II
Item 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On March 14, 2003, the Company was spun-off from Astronics Corporation in a tax-free distribution to the shareholders of Astronics Corporation and became listed on the NASDAQ National Market under the symbol MPAC. Except for a special $7,000,000 dividend paid to Astronics Corporation on December 31, 2002, in connection with its spin-off from Astronics, the Company has not paid any cash dividends in the four-year period ended December 31, 2006. The Company has no plans to pay dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business. As of February 20, 2007, there were approximately 597 registered shareholders for the Company’s Common Stock and 537 registered shareholders for the Class B stock. The Company did not sell any unregistered securities in 2006.
Quarterly information for each quarterly period during 2006 and 2005 on the range of prices for the Company’s Common Stock appears in the following table:

		2006				2005
Quarter	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$12.50	$11.25	$11.60	$12.40	$12.12	$17.98	$16.74	$16.99
Low	$9.50	$8.00	$9.55	$10.75	$10.10	$10.10	$10.94	$12.26
PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER

			(c)Total Number of Shares	(d) Maximum Number of
	(a) Total Number	(b) Average Price	(or Units) Purchased as Part	Shares (or Units) that May
	of Shares (or	Paid per Share	of Publicly Announced Plans	Yet Be Purchased Under
Period	Units) Purchased	(or Unit)	or Programs	the Plans or Programs

Oct. 1 – Oct. 28, 2006	0	N/A	0	100,885
Oct. 29 – Nov. 25, 2006	0	N/A	0	100,885
Nov. 26 – Dec. 31, 2006	0	N/A	0	100,885

Total	0	N/A	0	100,885
CORPORATE PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return of (i) the Company, (ii) the Nasdaq Non-Financial Stocks and (iii) the NASDAQ Composite — Total Returns for the period March 14, 2003 through December 31, 2006.

Comparison of 3 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2006
TOTAL RETURN DATA POINTS

	3/14//03	12/31/03	12/31/04	12/31/05	12/31/06
MOD-PAC CORP.	100.0	134.5	214.4	188.9	184.9
NASDAQ Composite — Total Returns	100.0	150.5	164.2	167.6	186.2
NASDAQ Non-Financial	100.0	152.5	164.3	168.0	184.2

Source: Zacks Investment Research

Item 6. SELECTED FINANCIAL DATA

(dollars in thousands, except for per share data)	2006	2005	2004	2003	2002
				Restated (1)

Performance:
Revenue(2)	$46,559	$71,193	$50,280	$41,215	$32,121
Cost of Products Sold	$42,243	$42,960	$37,008	$31,474	$24,110
Gross Margin	9.3%	39.7%	26.4%	23.6%	24.9%
Selling, General and Administrative Expenses	$9,479	$10,476	$7,658	$6,161	$4,973
Operating Margin	(11.1%)	24.9%	11.2%	8.7%	9.5%
Net (Loss) Income	$(3,431)	$11,028	$3,722	$2,065	$1,959
Net Margin	(7.4%)	15.5%	7.4%	5.0%	6.1%
Basic (Loss) Earnings Per Share	$(1.00)	$3.07	$1.00	$0.55	$0.49
Weighted Average Shares Outstanding — Basic	3,442	3,593	3,728	3,772	4,017
Diluted (Loss) Earnings Per Share	$(1.00)	$2.97	$0.97	$0.54	$0.48
Weighted Average Shares Outstanding — Diluted	3,442	3,708	3,821	3,837	4,100
(Loss) Return on Average Assets	(8.3%)	21.7%	7.6%	5.9%	6.6%
(Loss) Return on Average Equity	(11.0%)	38.8%	16.2%	9.8%	8.5%

Year End Financial Position:
Total Assets	$39,006	$43,724	$57,960	$40,381	$30,042
Long Term Debt (excluding current portion)	$1,931	$1,969	$2,057	$9,657	$4,412
Shareholders’ Equity	$29,661	$32,598	$24,272	$21,816	$20,389
Book Value Per Share	$8.60	$9.50	$6.66	$5.86	$5.18

Other Data:
Depreciation and Amortization	$5,011	$5,667	$4,951	$4,075	$3,054
Capital Expenditures	$1,028	$4,732	$6,316	$8,600	$8,014
Shares Outstanding — Common	2,756	2,716	2,717	2,744	2,922
— Class B	693	717	925	976	1,013
Number of Registered Shareholders — Common	597	642	662	806	n/a
(as of February 20, 2007) — Class B	537	591	641	1,756	n/a

(1)	See Note 13 to the consolidated financial statements for information related to the restatements of 2003 amounts.

(2)	Includes $19,556 and $2,443 of revenue in 2005 and 2004 related to the amortization of the contract buy-out fee.

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
Overview
Our strategy for returning to growth and profitability is by continuing to gain market share in the custom folding cartons business and aggressively entering the commercial print market by serving the largest print distributors and internet print providers, while capturing direct customers in select markets. We believe the commercial print industry will continue consolidating and, given our operational expertise to serve a large number of smaller orders with rapid production on a profitable basis, we can quickly gain market share. We believe we can effectively challenge other printer businesses because we offer faster speed, higher variability and flexibility, more value added services such as web-based print and can capitalize on our facility’s economies of scale to offer competitive prices with better margins than those printers whose business models are based on long lead-times and large production runs or those lacking the depth in capabilities and sufficient scale to profitably serve such a diverse marketplace. During the period of 2004 through 2006 reviewed in the following discussion, our operations have been significantly influenced by the activities associated with our former supply agreements with VistaPrint Limited. In 2005, our business relationship with VistaPrint ended as a result of their decision to produce its print products in house, however, we stepped up our sales and marketing efforts through 2006 to expand our existing custom folding carton market and to build new market opportunities for our commercial print products. 2006 was a transition year as we gradually built up volume to fill the capacity vacated by our former customer. We anticipate 2007 to be a year in which we begin to develop a growing customer base and gain some traction in the commercial print market.
Revenue
2006 compared with 2005
For fiscal 2006, revenue was $46.6 million compared with $71.2 million in 2005, a decrease of $24.6 million or 34.6%. Included in 2005 revenue was $19.6 million associated with the contract buy-out fee received from our former customer Vista Print. Excluding the revenue related to the contract buy-out fee, 2006 revenue decreased $5.0 million or 9.7% from 2005.
The custom folding cartons product line had sales of $29.0 million in 2006, up $5.3 million, or 22.6% from $23.6 million in 2005. The Company’s ability to provide short run, highly variable print at competitive prices continues to attract new customers as well as increased sales from existing customers. Approximately 57% of this increase came from new customers, while 43% came from higher volumes with existing customers.
The stock box product line had net sales of $10.8 million in 2006, up $1.0 million, or 10.4% from $9.8 million in 2005. Stock boxes are primarily sold to confectioners, which drove most of this growth in 2006.
The commercial print-on-demand product line had sales of $1.4 million in 2006, down $13.0 million, or 90.0% from $14.4 million in 2005. Until the fourth quarter of 2005, commercial print product sales were, for the most part, to VistaPrint. Sales within this product line are primarily the result of the relationships formed in 2006 with nationwide print distributors.
The personalized print line had sales of $4.8 million in 2006, up $1.4 million, or 41.4% from $3.4 million in 2005. Sales growth in the personalized print line was mainly the result of web-based sales from partnerships and other internet stores.
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
During the first eight months of 2004, MOD-PAC’s contract with VistaPrint was based on a long-term cost recovery approach with the terms of the agreement stretching until April 2011. VistaPrint was billed for the costs in our plant that were dedicated to their production requirements plus a one-third mark-up on product fulfillment. On September 1, 2004, this arrangement was revised to a more traditional customer/vendor supply arrangement with the definitive term of the agreement changed to one year, through August 31, 2005. The pricing structure was changed as well to a units-based approach. As a part of the restructuring of the agreement, MOD-PAC received payment of $22 million from VistaPrint as a buy-out fee for the remaining years of the original contract. This fee was to be amortized over a 36-month period, which was defined by the 12-month definitive term of the new agreement that was effective September 1, 2004 and the 24-month period for which a pricing framework was described in this agreement relative to any subsequent agreements. On April 15, 2005, MOD-PAC agreed to an amendment of the supply agreement that was effective September 1, 2005, which modified the exclusivity provision regarding the North American market. As a result of the amendment, VistaPrint was allowed to produce and ship product to its North American customers from its Windsor, Ontario plant prior to August 31, 2005, the expiration of the supply agreement. In exchange, MOD-PAC received payments that approximated MOD-PAC’s fixed costs and mark-up on such costs for the actual products VistaPrint shipped. During the period April 15, 2005 through the termination of the supply agreement at August 31, 2005, MOD-PAC received $2.2 million in payments from VistaPrint. Simultaneously, the Company executed a supply agreement with VistaPrint for the 12-month period ending August 30, 2006. This agreement established unit pricing for volumes above $750,000 per month, while for volumes below that threshold, a low volume surcharge was put into place. VistaPrint, however, was not obligated to purchase printed products from MOD-PAC under this agreement. During the fourth quarter of 2005, given the conclusion that the Company did not anticipate any future sales to VistaPrint, the remaining $14.1 million of the unamortized portion of the contract buy-out fee was recognized as revenue.
2005 net sales in MOD-PAC’s stock box product line remained flat year-over-year at $9.8 million, while the personalized print product line realized a slight increase of $0.1 million in net sales to $3.4 million in 2005, from $3.3 million in 2004.
Cost of Products Sold
As a percentage of revenue, the cost of products sold were 90.7%, 60.3%, and 73.6% for the years 2006, 2005, and 2004, respectively. Excluding the amortization of the contract buy-out fee, the cost of products sold were 83.2% and 77.4% for the years 2005 and 2004 respectively.
Throughout the majority of this three-year period, we have added additional capacity measured both in terms of equipment and production hours available. In 2004, a high-speed press was added and we increased the capabilities of our second and third shifts through increased supervision and production support, such as engineering, material handling, shipping and receiving. In 2005, additional machinery for finishing was purchased, including a stitchmaster, folder, and cutter that allowed us to enlarge our portfolio of commercial print products. This aggressive ramp-up of capacity through the beginning of 2005 was undertaken both to successfully service the rapidly growing VistaPrint business and to address our strategic effort to aggressively enter the commercial print market. During the latter half of 2005 and throughout 2006, capacity was underutilized and pressure was placed on our cost of products sold. Changing sales mix also contributed to the increase in costs.
The increase in cost of products sold, excluding the amortization of the contract buy-out fee, in 2006 to 90.7% of revenue from 83.2% of revenue in 2005 was primarily the result of under-utilization of the factory caused by the decrease in revenue in the commercial print product line due to the loss of the VistaPrint business. Overall revenue, excluding the amortization of the contract buy-out fee, decreased by 9.7%. The increase in cost of products sold, excluding the amortization of the contract buy-out fee, in 2005 to 83.2% of revenue from 77.4% of revenue in 2004 was primarily the result of increased raw material cost, changing sales mix, and investment in resources which supported previous VistaPrint business. With the conclusion of the VistaPrint business relationship, the Company had immediate and significant excess capacity.
Selling, General and Administrative Costs
Selling, general and administrative costs were $9.5 million in 2006, compared with $10.5 million and $7.7 million for the years 2005 and 2004, respectively. As a percentage of total revenue, selling, general and administrative costs were 20.6%, 14.7%, and 15.2% for the years 2006, 2005 and 2004 respectively. Excluding the amortization of the contract buy-out fee, selling, general, and administrative costs were 20.3%, and 16.0% for the years 2005 and 2004 respectively. The majority of selling, general and administrative costs were related to salaries and benefits for sales and administrative personnel. Reductions in advertising for website promotion were the primary reason for the decline from 2005 to 2006, partially offset by stock-based compensation expense of $0.4 million due to the adoption of SFAS 123(R) in the first quarter of 2006.
Selling, general and administrative costs increased from 2004 to 2005 in order to develop the Company’s commercial print product line, salary adjustments and increased costs for benefits such as medical and dental. Additionally, 2005 expenses were impacted by the increase in expenditures to develop and implement the Company’s web-to-print store, printlizard.com.
Interest Expense
Interest expense was $205 thousand, $216 thousand, and $410 thousand respectively, in 2006, 2005, and 2004. The 2004 expense included $95 thousand reclassified from other comprehensive income related to a cash flow hedge on debt that was prepaid in 2004. The decrease in interest expense from 2004 to 2005 was a result of lower outstanding debt that was reduced with proceeds from the contract buy-out fee.
Provision for Income Taxes
Our effective income tax rate was 33.8% in 2006, 38.0% in 2005, and 29.7% in 2004. The 2005 tax rate was higher than would be customary due to an increase in the valuation allowance for deferred tax assets related to New York State Tax Credits. New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. The enacted legislation will lower the apportionment of the Company’s taxable income to New York State and should result in lower New York State income taxes. Accordingly, the Company’s ability to use or realize New York State tax credits was reduced. As a result, the Company increased its valuation allowance reflecting an increase to income tax expense of approximately $696,000 in 2005. The 2004 tax rate was lower than customary due to the Company reducing its valuation allowance for deferred tax assets as a result of realizing a portion of the deferred tax assets for the state tax credits.
Net Loss/Income
Net loss in 2006 was $3.4 million, a decrease of $14.5 million, or 130.9% from 2005’s net income of $11.0 million. This decrease was mainly a result of the loss of the VistaPrint business in 2005 and $19.6 million of revenue recognized in 2005 related to the contract buy-out fee. Net income in 2005 was an increase of $7.3 million over 2004’s net income of $3.7 million. In 2004, the Company recognized $2.4 million of revenue related to the contract buy-out fee. These increases were partially offset by higher selling, general, and administrative costs related to the development of the Company’s Printlizard.com web-to-print store.
Earnings Per Share
There was no effect for stock options that were dilutive at December 31, 2006 since the Company had a net loss. The Company bought back no shares in 2006.
The dilutive earnings per share calculation for 2005 excludes 119,077 stock options that were anti-dilutive at December 31, 2005. In the fourth quarter of 2004, the Company repurchased 100,328 shares of common stock, which was approximately 3% of shares outstanding at the beginning of the first quarter of 2005. These repurchases had a $0.08 per share favorable effect on 2005 basic and diluted earnings per share. In the first quarter of 2005, the Company repurchased 2,555 shares of common stock. The purchase of this stock did not affect the results of the basic and diluted EPS calculations. In the third quarter of 2005, the Company repurchased 290,232 shares of its common stock, which was approximately 8% of the shares outstanding at the beginning of the third quarter. These repurchases had an $0.08 per share favorable affect on the 2005 basic EPS and a $0.07 per share favorable affect on the diluted EPS.

The diluted earnings per share calculation for 2004 exclude 24,094 stock options that were anti-dilutive at December 31, 2004. Although the Company repurchased 133,829 shares of its common stock in 2004, 100,328 of the shares repurchased occurred in December 2004 and as a result, the 2004 repurchases did not affect the results of basic and diluted EPS calculations for 2004.
Liquidity and Capital Resources
In 2006, cash provided by operating activities was $0.8 million, $3.6 million more than the $2.8 million in cash used in 2005. This increase is mainly the result of $7.5 million of income taxes paid in 2005 related to the receipt of $22.0 million advance payment from VistaPrint in 2004. This was partially offset by lower net loss in 2005, exclusive of the impact of the contract buy-out fee, and by higher 2005 cash flows from other working capital accounts and higher depreciation and amortization expense. In 2005, cash used in operating activities was $33.5 million less than the $30.6 million in cash generated in 2004. This decrease is primarily due to the receipt of the $22.0 million advance payment from VistaPrint in 2004 and the $7.5 million of income taxes paid in 2005 related to the receipt of this payment. In addition, lower net income, excluding the impact of the buy-out fee, contributed to the decrease in cash provided by operations in 2005.
Capital expenditures in 2006 were $1.0 million compared to $4.7 million in 2005 and $6.3 million in 2004. Expenditures in 2006 were primarily related to building improvements; certain productivity improvement equipment; and software, used for on-line proofing, order fulfillment and warehouse management. Expenditures in 2005 of $4.7 million primarily related to additional production equipment and, to a lesser extent, additional production facilities. Expenditures in 2004 of $6.3 million which were primarily related to additional production equipment and, to a lesser extent, additional production facilities. The Company anticipates up to approximately $1.2 million in capital spending for 2007.
The Company acquired temporary investments in 2004 of $12.2 million with its extra cash; $7.5 million of this was used in 2005 to pay income taxes above our regular requirements as all of the income taxes associated with the advanced contract buy-out fee were paid in 2005.
A $6 million discretionary line of credit was available to MOD-PAC during 2006 from a commercial bank. The line of credit was used once during 2006; however, no amount was outstanding on the line at December 31, 2006. We did not use the line of credit in 2005. The line of credit was used during 2004; however, no amounts were outstanding on the line at December 31, 2004. On March 8, 2007, the Company replaced the discretionary line of credit with an $8,000,000 committed line of credit with a different commercial bank. The line is secured by certain assets of MOD-PAC. The interest rate charged for borrowings under the terms of the facility provide for prime rate or LIBOR plus 100 basis points.
During 2005 and 2004, the Company expended $3.5 million and $1.5 million for the repurchase of a total of 426,616 shares, or approximately 12.4% of total shares outstanding. In August of 2005, the Company received authorization from its Board to purchase an additional 200,000 shares for its share repurchase program. At December 31, 2006, the Company’s outstanding authorization for repurchase of shares is 100,885. The closing price of the Company’s common stock as of December 31, 2006 was $11.00. At this price, the repurchase of 100,885 shares would require $1,109,735.
At December 31, 2006, outstanding irrevocable letters of credit were $297,000.
We believe that cash on hand of $2.4 million at December 31, 2006, temporary investments of $1.0 million, projected cash flow from operations, and the $8 million available on the new committed line of credit are sufficient to meet our cash requirements for operations, capital expenditures and common stock redemptions, if any, for 2007.

Contractual Obligations
(in thousands)
Payments Due by Period

Contractual Obligation	Total	2007	2008-2009	2010-2011	After 2011

Long-Term Debt	$168	$37	$38	$43	$50
Capital Lease Obligations — Principal	1,800	—	—	—	1,800
Capital Lease Obligations — Interest	6,354	155	310	339	5,550
Operating Leases	1,720	497	869	354	0
Purchase Commitments	2,695	1,314	1,381	—	—

Total	$12,737	$2,003	$2,598	$736	$7,400

Off-Balance Sheet Arrangements
The only off-balance sheet arrangements the Company has are operating leases for production equipment and a car lease. Rental expense under these non-cancellable leases was $498,000 in 2006, $498,000 in 2005, and $492,000 in 2004. Minimum future rental payments under non-cancellable operating lease obligations as of December 31, 2006 are: 2007, $497,000; 2008, $445,000; 2009, $424,000; 2010 $354,000 and thereafter, $0. The Company has the right to purchase the leased equipment for its fair market value at the end of the lease.
Relationship with VistaPrint Limited
The Company performed printing and order fulfillment services for VistaPrint Limited that resulted in no revenue in 2006 and revenue of $12,012,000 in 2005, and $16,467,000 in 2004. There were no outstanding receivables from VistaPrint as of December 31, 2006. In 2005 and 2004, the Company also recognized $19,556,000 and $2,443,000 of revenue attributable to the amortization of the $22 million contract buy-out fee received on September 1, 2004 in connection with the new supply agreement. Robert S. Keane is a shareholder in and chief executive officer of VistaPrint Limited and is the son of Kevin T. Keane, the Chairman of the Board of Directors of MOD-PAC.
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
Recently Issued Accounting Standards

During the first quarter of 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. This statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. Stock compensation expense recognized during the period is based on the value of the portion of shared-based payment awards that is ultimately expected to vest during the period. Stock compensation expense was $378,000 in 2006. No stock compensation expense was recognized prior to 2006.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
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
Specifically and with respect to deferred tax assets, the Company had gross deferred assets at December 31, 2006 of $4.1 million related to New York State tax credits. These credits are subject to certain statutory provisions, such as length of available carry-forward period and minimum tax, which reduces the probability of realization of the full value of such credits. Management estimates the amount of credits the Company is likely to realize in the future based on actual historical realization rates and the statutory carry-forward period. As a result of the analysis performed as of December 31, 2006, management adjusted the valuation allowance for these credits to $4.1 million.

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
Risks due to fluctuation in interest rates are not material to the Company at December 31, 2006, because we have no exposure to floating rate debt and limited market risk on our $1.0 million of temporary investments because interest is reset to market rates up to every 35 days.
Since May of 2003, over 90% of the Company’s power needs are met through natural gas. The Company has investigated supply contracts of various lengths and currently it has supply arrangements for fixed prices on approximately 95% of its estimated usage through April, 2008 and approximately 50% of its estimated usage from May 2008 through September 2009. Historically, the price of natural gas has fluctuated widely. Although the Company is concerned about cost, its main concern is availability. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel-powered generator. Although such generators are generally available, the Company cannot be assured that a generator adequate to meet the Company’s needs would be available if and when such need should arise.
We have no foreign operations, nor do we transact any business in foreign currencies. Accordingly, we have no foreign currency market risks.
The market risk that the Company was exposed to at December 31, 2005 was generally the same as described above, except that the Company did not have supply agreements for fixed prices on any of its estimated natural gas usage.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of MOD-PAC CORP. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MOD-PAC CORP. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock based compensation.

/s/ Ernst & Young LLP

Buffalo, New York
March 23, 2007

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEET

	Years Ended
(in thousands)	December 31
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$2,444	$1,178
Temporary investments	1,000	2,700
Trade accounts receivable	4,078	4,425
Allowance for doubtful accounts	(74)	(42)

Net trade accounts receivable	4,004	4,383
Inventories	3,235	2,888
Refundable income taxes	685	1,199
Prepaid expenses	449	423

Total current assets	11,817	12,771

Property, plant and equipment, at cost:
Land	1,307	1,300
Buildings and equipment	13,927	13,673
Machinery and equipment	49,691	49,197
Construction in progress	466	193

	65,391	64,363
Less accumulated depreciation and amortization	(39,654)	(34,678)

Net property, plant and equipment	25,737	29,685
Other assets	1,452	1,268

Total assets	$39,006	$43,724

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEET (Continued)

	Years Ended
(in thousands)	December 31
	2006	2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$37	$87
Account payable	3,872	3,489
Accrued expenses	1,048	1,696

Total current liabilities	4,957	5,272

Long-term debt	1,931	1,969
Other liabilities	31	428
Deferred income taxes	2,426	3,457

Total Liabilities	9,345	11,126

Shareholders’ equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued 3,381,881 at December 31, 2006; 3,340,577 at December 31, 2005	34	33
Class B stock, $.01 par value, authorized 5,000,000 shares, issued 692,738 at December 31, 2006; 717,968 at December 31, 2005	7	7
Additional paid-in capital	1,888	1,395
Retained earnings	33,797	37,228

	35,726	38,663

Less treasury stock at cost: 625,698 shares at December 31, 2006 and 2005	(6,065)	(6,065)

Total shareholders’ equity	29,661	32,598

Total liabilities and shareholders’ equity	$39,006	$43,724

See accompanying notes.

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except share data)	Years Ended December 31,
	2006	2005	2004

Revenue:
Net sales	$46,015	$51,174	$47,380
Amortization of buy-out fee	—	19,556	2,443
Rental income	544	463	457

Total revenue	46,559	71,193	50,280

Costs and expenses:
Cost of products sold	42,243	42,960	37,008
Selling, general and administrative expenses	9,479	10,476	7,658
Interest income	(100)	(196)	(94)
Interest expense	205	216	410
Other income	(82)	(52)	—

Total costs and expenses	51,745	53,404	44,982

(Loss) Income before taxes	(5,186)	17,789	5,298
Provision for income taxes	(1,755)	6,761	1,576

Net (loss) income	$(3,431)	$11,028	$3,722

(Loss) earnings per share:
Basic	$(1.00)	$3.07	$1.00

Diluted	$(1.00)	$2.97	$0.97

See accompanying notes.

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)	Years ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,431)	$11,028	$3,722
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,011	5,667	4,951
Provision for doubtful accounts	131	44	22
Stock option compensation expense	378	—	—
Deferred compensation	(32)	44	(510)
Deferred income taxes	(1,031)	6,780	(6,198)
Deferred income — advanced payment from VistaPrint	—	(19,555)	19,555
Reclassification from other comprehensive income	—	—	95
Cash flows from changes in operating assets and liabilities:
Accounts receivable	248	568	116
Refundable or payable income taxes	525	(7,955)	7,602
Due from or due to Astronics	—	(38)	514
Inventories	(347)	149	(159)
Prepaid expenses	(26)	(142)	57
Other liabilities	(365)	—	—
Accounts payable	383	956	426
Accrued expenses	(648)	(379)	436

Net cash provided by (used in) operating activities	796	(2,833)	30,629

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of temporary investments	1,700	9,483	(12,183)
Change in other assets	(219)	(332)	302
Capital expenditures	(1,028)	(4,732)	(6,316)

Net cash provided by (used in) investing activities	453	4,419	(18,197)

CASH FLOWS FROM FINANCING ACTIVITIES
New long-term debt	—	—	200
Principal payments on long-term debt	(88)	(86)	(9,354)
Proceeds from issuance of stock	105	616	216
Purchase of treasury stock	—	(3,522)	(1,541)

Net cash provided by (used in) financing activities	17	(2,922)	(10,479)

Net change in cash and cash equivalents	1,266	(1,406)	1,953
Cash and cash equivalents at beginning of year	1,178	2,584	631

Cash and cash equivalents at end of year	$2,444	$1,178	$2,584

DISCLOSURE OF CASH PAYMENTS
Interest	$205	$216	$341
Income tax (refund) payment	$(1,235)	$8,399	$184
See accompanying notes.

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Class B Stock		Treasury Stock
(in thousands)	Shares Issued	Par Value	Shares Issued	Par Value	Shares	Cost	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Comprehensive Income (Loss)

Balance at December 31, 2003 (Restated)	2,943	$30	976	$10	199	$1,002	$359	$(59)	$22,478
Net income									3,722	$3,722
Reclassification of loss included in net income (net of income tax of $36)								59		59

Total comprehensive income										$3,781
Stock option and employee stock purchase plans	49	1	6	—			215
Class B stock converted	57	—	(57)	—
Treasury stock purchased					134	1,541

Balance at December 31, 2004	3,049	$31	925	$10	333	$2,543	$574	—	$26,200
Net income									11,028	$11,028

Total comprehensive income										$11,028
Stock option and employee stock purchase plan, including tax benefit of $205	84	—	—	—			821
Class B stock converted	208	2	(208)	(3)
Treasury stock purchased					292	3,522

Balance at December 31, 2005	3,341	$33	717	$7	625	$6,065	$1,395	—	$37,228
Net loss									(3,431)	$(3,431)

Total comprehensive loss										$(3,431)
Stock compensation expense	—	—	—	—			378
Stock option and employee stock purchase plan, including tax benefit of $11	16	1	—	—			115
Class B stock converted	24	—	(24)	—

Balance at December 31, 2006	3,381	$34	693	$7	625	$6,065	$1,888	—	$33,797

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
2. Significant Accounting Policies
Revenue and Expense Recognition
The Company is a manufacturer and printer of folding cartons used primarily in the confectionary and consumer product markets. The Company also markets its printing and imprinting capabilities to the short-run commercial and personalized print markets. Short-run commercial printing includes business cards, corporate stationery, marketing materials, booklets, calendars, folders and direct mail post cards. Personalized printing and imprinting includes items used for social occasions and corporate events such as invitations, announcements and napkins. The vast majority of the Company’s sales are to customers in North America, although the Company also ships orders to destinations outside of North America on behalf of its North American customers.
Revenue is recognized on the accrual basis, which is at the time of shipment of goods, except for the advance payment received from VistaPrint, which was originally estimated to be amortized, on a straight-line basis, over 36 months from September 2004 through August 2007. During the fourth quarter of 2005, given the final conclusion that the Company would likely no longer have sales to VistaPrint, the remaining $14.1 million unamortized portion of the contract buy-out fee was recognized as revenue. There are no significant contracts allowing for right of return. A trade receivable is recorded at the value of the sale. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Generally, amounts not collected from customers within 120 days of the due date of the invoice are credited to an allowance for doubtful accounts. After collection efforts have been exhausted, uncollected balances are charged off to the allowance. For the year ended December 31, 2006, the Company had no revenue from VistaPrint Limited. In 2005 and 2004 VistaPrint Limited accounted for 47.4%, and 37.3% respectively, of the Company’s revenue. Shipping and handling costs are expensed as incurred and are included in costs of products sold.
All repairs and maintenance costs are charged to expense.
Advertising costs are expensed when incurred and were $380,000 in 2006, $1,056,000 in 2005, and $187,000 in 2004.
During the first quarter of 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. Under this method, the Company is required to record equity-based compensation expense for all awards granted after date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. Stock compensation expense is included in selling, general and administrative expenses. The Company previously accounted for stock options under the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. The exercise price equals the market price of the underlying common shares on the date of grant and, therefore, no compensation expense was recognized.
The table below reflects the pro forma net earnings and net earnings per share for the years ended December 31, 2005 and 2004 as follows:

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS(contiuned)

(in thousands)	2005	2004

Net income, as reported (1)	$11,028	$3,722
Stock-based compensation included in net income, as reported	—	—
Adjustment to record compensation expense for stock option awards under the fair value method of accounting (2)	(380)	(280)

Net income, including the effect of stock compensation expense	$10,648	$3,442

Earnings per share:

Basic, as reported for prior years (1)	$3.07	$1.00
Basic, including the effect of stock compensation expense (3)	$3.01	$0.92

Diluted, as reported for prior years (1)	$2.97	$0.97
Diluted, including the effect of stock compensation expense (3)	$2.90	$0.90

(1)	Net earnings and earnings per share prior to 2006 did not include stock compensation expense for stock options.

(2)	Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.

(3)	Net earnings and earnings per share prior to 2006 represents pro forma information based on SFAS No. 123
(Loss) earnings Per Share
(Loss) earnings per share computations are based upon the following table:

	Year ended December 31,
(in thousands, except per share data)	2006	2005	2004

Net (loss) income	$(3,431)	$11,028	$3,772

Basic (loss) earnings per share weighted average shares	3,442	3,593	3,728
Net effect of dilutive stock options	—	115	93

Diluted (loss) earnings per share weighted average shares	3,442	3,708	3,821
Basic (loss) earnings per share	$(1.00)	$3.07	$1.00
Diluted (loss) earnings per share	$(1.00)	$2.97	$0.97

As a result of adopting SFAS No. 123(R), for the year ended December 31, 2006, both our basic earnings (loss) per share and diluted earnings (loss) per share are $0.05 lower than had we continued to account for share-based compensation under SFAS No. 123.
Since the date of the Distribution the Company’s shares and dilutive stock options are used in the EPS calculations. The diluted earnings per share calculations exclude 24,094 stock options that were anti-dilutive at December 31, 2004, and 119,077 stock options that were anti-dilutive at December 31, 2005. There was no effect for stock options that were dilutive at December 31, 2006 since the Company had a net loss.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.
Property, Plant and Equipment
Depreciation of property, plant and equipment is computed on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Estimated useful lives of the assets are as follows: buildings, 10-40 years; computer software, 3 years; and machinery and equipment, 3-10 years.
The costs of properties sold, or otherwise disposed of, and the accumulated depreciation thereon is eliminated from the accounts, and the resulting gain or loss is reflected in income. Renewals and betterments are capitalized; maintenance and repairs are expensed.
Machinery and equipment includes $645,000 and $791,000 of unamortized computer software costs at December 31, 2006 and 2005 respectively. The depreciation expense related to the amortization of capitalized computer software costs for the years ended December 31, 2006, 2005, and 2004 was $363,000, $192,000, and $13,000 respectively.
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
Temporary Investments
Temporary investments represent municipal or state agency debt securities that are classified as available for sale and are carried at market value, which approximates cost, because these securities bear interest that is generally reset to market rates up to every 35 days. As a result of the periodic reset of the interest rates, no realized or unrealized gains or losses exist. The contractual maturities of such obligations at December 31, 2006 are December 1, 2042.
Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, temporary investments, receivables, accounts payable and long-term debt. The carrying value of the Company’s financial instruments approximate fair value. The Company does not hold or issue financial instruments for trading purposes.
Inventories
Inventories are stated at the lower of cost or market, with cost being determined in accordance with the first-in, first-out method. Costs included in inventory are the cost to purchase the raw material, the direct labor incurred on work in progress and finished goods, and an overhead factor based on other indirect manufacturing costs incurred. Inventories at December 31 were as follows:

(in thousands)	2006	2005

Finished goods	$1,556	$1,583
Work in progress	136	104
Raw material	1,543	1,201

Total inventory	$3,235	$2,888

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
Capital Stock
Class B Stock is identical to common stock, except Class B Stock has ten votes per share, and is automatically converted to common stock on a one-for-one basis when sold or transferred, and cannot receive dividends unless an equal or greater amount is declared on common stock. As of December 31, 2006, 1,071,873 shares of common stock have been reserved for issuance upon conversion of the Class B stock and for options granted under the employee and director stock option plans.
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
Other Comprehensive Income or Loss
As of December 31, 2003, the Company had an accumulated net loss in other comprehensive income related to a cash flow hedge of $59,000 net of applicable income taxes. This accumulated net loss was being reclassified to interest expense over the term of the debt associated with the cash flow hedge. However, because the debt was paid in 2004 the entire amount was reclassified to interest expense. There were no hedging transactions in 2005 and 2006.
Information regarding industry segments
The Company operates as one reporting segment. The Company’s customer base is comprised of companies and individuals throughout the United States and North America and is diverse in both geographic and demographic terms. The format of the information used by the Company’s CEO is consistent with the reporting format used in the Company’s 2006 Form 10-K and other external information.
Recently Issued Accounting Standards
During the first quarter of 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. This statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. Stock compensation expense recognized during the period is based on the value of the portion of shared-based payment awards that is ultimately expected to vest during the period. Stock compensation expense was $378,000 in 2006. No stock compensation expense was recognized prior to 2006.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
3. Long-Term Debt
In November of 2003, the Company entered into a lease transaction, which gave it control of the real estate complex adjoining its main production facility. This complex consists of approximately 13 acres and buildings totaling approximately 270,000 square feet. It is a capital lease for accounting and financial reporting purposes, meaning that the land and buildings are capitalized and the building is amortized, while the lease obligation is treated as the equivalent of a mortgage note. The lease is for a term of forty-nine years with the option to buy the underlying real estate and terminate the lease in the 20th year. Lease payments are $155,000 annually for the first seven years, and $180,000 annually for the remainder of the lease. The purchase option in the twentieth year is $1.8 million, which represents the principal balance of the obligation. The carrying value of the underlying real estate, including improvements, was $4,453,000 at December 31, 2006. Amortization of such assets is included with depreciation and amortization in the accompanying statement of cash flows. Lease payments in each of the next three years are $155,000, and starting in November 2010, the lease payment will increase to $180,000 annually. The aggregate of the lease payments from inception over the lease term is $8,645,000. The Company has non-cancelable sub-leases for space in the complex that have scheduled rents as follows over the next five years: $419,000 in 2007, $129,000 in 2008, $56,000 in 2009, $28,000 in 2010 and $5,000 in 2011.
Long-term debt consists of the following:

(in thousands )	2006	2005

Capitalized lease obligation due in 2023; bears interest at 10%; payable monthly	$1,800	$1,800
Other	168	256

	1,968	2,056
Less estimated current maturities	37	87

	$1,931	$1,969

Other long-term debt matures as follows: $37,000 in 2007, $19,000 in 2008, $19,000 in 2009, $21,000 in 2010 $22,000 in 2011 and $50,000 thereafter.
4. Operating Leases
The Company leases two pieces of production equipment and an automobile under separate operating leases. Rental expense under these leases was $492,000 in each of the years 2006, 2005, and 2004. Minimum future rental payments under non-cancelable lease obligations as of December 31, 2006 are: 2007, $497,000; 2008, $445,000; 2009, $424,000; and 2010, $354,000. The Company has the right to purchase the leased equipment for the fair market value at the end of the lease.
5. Transactions with VistaPrint Limited
The Company performed printing and order fulfillment services for VistaPrint Limited that resulted in revenue of $12,012,000 in 2005, and $16,467,000 in 2004. There were no outstanding receivables from VistaPrint as of December 31, 2006 and 2005. In 2005 and 2004, the Company also recognized $19,556,000 and $2,443,000 of revenue attributable to the amortization of the $22 million contract buy-out fee received on September 1, 2004 in connection with the new supply agreement. There was no revenue under this arrangement in 2006. Robert S. Keane is a shareholder in and chief executive officer of VistaPrint Limited and is the son of Kevin T. Keane, the Chairman of the Board of Directors of MOD-PAC.
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

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
providing MOD-PAC cost recovery and profit on the production resources developed or acquired which were dedicated to the fulfillment of VistaPrint’s business in North America through 2011. This agreement replaced a previous supply agreement that extended to 2011, and whereby MOD-PAC charged VistaPrint on a cost plus one-third mark-up basis.
On April 15, 2005, the Company agreed to an amendment of the supply agreement with VistaPrint, which modified the exclusivity provision regarding the North American market. As a result, VistaPrint was allowed to produce and ship product to its customers in North America from its Windsor, Ontario plant prior to August 31, 2005, the expiration of the supply agreement, in exchange for payments to MOD-PAC that approximated MOD-PAC’s fixed costs and mark-up on such costs for the actual products VistaPrint ships. These payments totaled $2,154,000 in 2005. Simultaneously, the Company executed a supply agreement with VistaPrint for the 12 month period ending August 30, 2006. This agreement established unit pricing for volumes above $750,000 per month, and for volumes below that threshold, a low volume surcharge was put into place. However, VistaPrint is not obligated to purchase printed products from MOD-PAC under this agreement. During the fourth quarter of 2005, given the final conclusion that the Company no longer expects to have sales to VistaPrint, the remaining $14.1 million unamortized portion of the contract buy-out fee was recognized as revenue.
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
During the first quarter of 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. This statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. Stock compensation expense recognized during the period is based on the value of the portion of shared-based payment awards that is ultimately expected to vest during the period.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair value at the grant date of options granted during 2006, 2005 and 2004 was $4.76, $6.08, and $3.92 respectively. The following table provides the range of assumptions used to value stock options granted during 2006, 2005 and 2004.

	Years ended December 31,
	2006	2005	2004

Expected volatility	38% - 41%	36% - 42%	36%
Risk-free rate	4.6% - 4.8%	4.0% - 5.0%	4.5%
Expected dividends	0%	0%	0%
Expected option life	5.5 - 6.5 years	7.0 years	7.0 years
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
A summary of stock option activity for the years ended December 31, 2004, 2005 and 2006 follows:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
(in thousands, except for per option data)	Options	Price	Value

Outstanding at January 1, 2004	248,816	$6.29
Options granted	103,050	$8.44
Options forfeited	(3,663)	$7.30
Options exercised	(31,553)	$2.08	(179)

Outstanding at the end of year	316,650	$7.40	$1,697

Exercisable at December 31, 2004	108,232	$6.50	$678

Outstanding at January 1, 2005	316,650	$7.40
Options granted	117,800	$12.47
Options forfeited	(46,684)	$8.99
Options exercised	(71,827)	$7.06	(676)

Outstanding at the end of year	315,939	$10.49	$237

Exercisable at December 31, 2005	192,807	$8.56	$517

Outstanding at January 1, 2006	315,939	$10.49
Options granted	79,800	$10.33
Options forfeited	(6,900)	$12.57
Options exercised	(9,704)	$4.78	(70)

Outstanding at the end of year	379,135	$9.43	$595

Exercisable at December 31, 2006	248,612	$9.35	$410

The aggregate intrinsic value in the proceeding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $11.00, $11.24 and $12.76 as of December 31, 2006, 2005

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
and 2004, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of the options exercised is based on the Company’s closing stock price of common stock as of the date the option is exercised. The Company’s current policy is to issue additional new shares upon exercise of stock options.
The fair value of options vested since December 31, 2005 is $0.3 million. At December 31, 2006, total compensation costs related to non-vested awards not yet recognized was $0.5 million which will be recognized over a weighted average period of 1.70 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2006:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining Life	Exercise
Exercise Price Range	Shares	Life in Years	Price	Shares	in Years	Price

$5.21 to $8.44	170,081	5.7	$6.95	137,500	5.4	$7.03
$10.00 to $15.54	209,054	8.5	$11.45	111,112	7.6	$12.21

	379,135	7.2	$9.43	248,612	6.4	$9.35

MOD-PAC CORP. established the Employee Stock Purchase Plan to encourage its employees to invest in the Company. The plan provides employees that have been with the Company for at least a year the option to invest up to 20% of their cash compensation (up to an annual maximum of $20,000) in the Company’s common stock at a price equal to 85% of the fair market value of the Company’s common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle and all money withheld from the employee’s pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employee’s pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2006, employees have enrolled to purchase 13,076 shares at $9.52 per share on September 30, 2007.
7. Income Taxes
The provision for income taxes consists of the following:

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)

	Years ended December 31,
(in thousands)	2006	2005	2004

Current
US Federal	$(752)	$29	$7,445
State	28	(48)	329
Deferred	(1,031)	6,780	(6,198)

	$(1,755)	$6,761	$1,576

The effective tax rates differ from the statutory federal income tax rate as follows:

	Years ended December 31,
	2006	2005	2004

Statutory federal income tax rate	34.0%	34.0%	34.0%
Impact of graduated tax rate	—	—	4.1
Nontaxable income and expense	(.4)	(.1)	(.2)
State income tax, net of federal income tax benefit	.2	4.1	(5.6)
Other	—	—	(2.6)

	33.8%	38.0%	29.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2006 and 2005 are as follows:

(in thousands)	2006	2005

Long-term deferred tax liability: Tax depreciation over financial statement depreciation	$(2,634)	$(3,712)

Long-term deferred asset: State investment tax credit carry forwards	4,060	3,764
Other – net	208	255

Total long-term deferred tax assets	4,268	4,019
Valuation allowance for deferred tax asset related to investment tax credit carry forwards	4,060	3,764

Net long-term deferred tax asset	208	255

Net deferred tax liability	$(2,426)	$(3,457)

On December 31, 2006, the Company had various state tax credit carry forwards of $6,145,000 ($5,703,000 in 2005) including approximately $2,085,000 of state investment tax credits expiring through 2021 and $4,060,000 of other business credits. In 2005, New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. The enacted legislation will lower the apportionment of the Company’s taxable income to New York State and should result in lower New York State income taxes. Accordingly, the Company’s ability to use or realize New York State tax credits was reduced. As a result, the Company increased its valuation allowance reflecting an increase to income tax expense of approximately $696,000 in 2005.
8. Profit Sharing/401(k) Plan
Prior to the Distribution, the Company participated in the Astronics Qualified Profit Sharing/401(k) Plan. Subsequent to the Distribution, the assets in the Astronics Plan were transferred into the MOD-PAC CORP. Qualified Profit Sharing /401(k) Plan. Most of the Company’s full-time employees are eligible for annual contributions based on

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
percentages of pre-tax income. In addition, employees may contribute a portion of their salary to the 401(k) Plan, which is partially matched by the Company. The Plan may be amended or terminated at any time. Total charges to income for the Company plan were $346,000, $586,000, and $689,000 in 2006, 2005, and 2004, respectively.
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
Interim Services Agreement
The Company and Astronics entered into an Interim Services Agreement, whereby Astronics provided the Company, on an interim, transitional basis, payroll processing, general ledger preparation, financial reporting, training, shareholder relations, risk management and benefits administration services. The agreed upon charges for such services were generally intended to allow Astronics to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, without profit, and were allocated between the Company and Luminescent Systems,

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
Inc., a subsidiary of Astronics, on a fifty-fifty basis. Amounts paid to Astronics for such services in 2004 were $294,000. No amount was paid in 2005 or 2006.
10. Bank line of credit and Letters of Credit
At December 31, 2006 the Company had a $6 million discretionary line of credit facility with a commercial bank. No amounts were outstanding on the line of credit at December 31, 2006. The commercial bank has also provided the company with a standby letter of credit facility of $750,000 and has issued on behalf of the Company $297,000 in standby letters of credit as collateral in lieu of cash with respect to several agreements entered into by the Company. On March 8, 2007, the Company replaced the discretionary line of credit with an $8,000,000 committed line of credit with a different commercial bank. The line is secured by certain assets of MOD-PAC. The interest rate charged for borrowings under the terms of the facility provide for prime rate or LIBOR plus 100 basis points.
11. Selected Quarterly Financial Information (unaudited)

(in thousands)	2006				2005
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Revenue	$12,585	$11,469	$10,957	$11,548	$24,458	$14,234	$16,286	$16,215
Gross Profit	1,430	1,286	735	865	14,659	4,026	4,635	4,913

Net (loss) income	$(560)	$(717)	$(1,006)	$(1,148)	$8,032	$817	$687	$1,492

(Loss) Earnings per share
Basic	$(0.16)	$(0.21)	$(0.29)	$(0.33)	$2.34	$0.23	$0.19	$0.41
Diluted	$(0.16)	$(0.21)	$(0.29)	$(0.33)	$2.30	$0.22	$0.18	$0.39

12. Concentrations Related to Production Assets, Employees and Power
Nearly all of the Company’s production assets and its employees are located in Western New York State. The Company believes that the supply of labor and the infrastructure to support the supply of materials and the shipment of product from its facilities is generally adequate. Since May of 2003, over 90% of the Company’s power needs are met through natural gas. The Company has investigated supply contracts of various lengths and currently it has supply arrangements for fixed prices on approximately 95% of its estimated usage through April, 2008 and approximately 50% of its estimated usage from May 2008 through September 2009. Historically, the price of natural gas has fluctuated widely. Although the Company is concerned about cost, its main concern is availability. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel powered generator. Although such generators are generally available, the Company cannot be assured that a generator adequate to meet the Company’s needs will be available if and when such need should arise.
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

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
Administrative Expenses, (c) decreased net income by $135,000 and net income per diluted share by $0.03, (d) an increase in amounts due from Astronics Corporation of $402,000 and (e) an increase in property plant and equipment by $66,000. The Company filed an amended 2003 Annual Report on Form 10-K/A reflecting this restatement on February 7, 2005.
14. Product Line Net Sales
Product line net sales are as follows:

(in thousands)	Years ended December 31,
	2006	2005	2004

Custom folding cartons	$28,975	$23,633	$17,812
Commercial print	1,439	14,366	16,467
Stock box	10,780	9,766	9,841
Personalized print	4,821	3,409	3,260

	$46,015	$51,174	$47,380

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as of December 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
Not applicable.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The information regarding directors is contained under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year and is incorporated herein by reference.
The information regarding the Company’s audit committee and audit committee financial experts is contained under the caption “Corporate Governance and Board Matters” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year and is incorporated herein by reference.
The information concerning the procedures by which the Company’s shareholders may recommend nominees to the Company’s Board of Directors is contained under the caption “Corporate Governance and Board Matters” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of the fiscal year and is incorporated herein by reference.
The information concerning compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of the fiscal year and is incorporated herein by reference.
The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company is as follows:

Name and Age		Year First Elected
Of Executive Officer	Positions and Offices with MOD-PAC	Officer
Daniel G. Keane Age 41	President and Chief Executive Officer of the Company	1997
David B. Lupp Age 50	Chief Financial Officer of the Company	2006
Daniel J. Geary Age 36	Corporate Controller	2006
Larry N. Kessler Age 53	Vice President of Operations	2006
Philip C. Rechin Age 43	Vice President of Sales	2006
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
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND STOCKHOLDER MATTERS
The information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the caption “Certain Relationships and Related Party Transactions” and “Board of Directors Independence” in the Company’s definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.
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
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements and supplemental schedule of MOD-PAC CORP. and Report of Independent Registered Public Accounting Firms thereon are included herein:
(a) (1) Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2006 and 2005
Consolidated Statement of Operations for the years ended December 31, 2006, 2005, and 2004
Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004
Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2005, and 2004
Notes to Financial Statements
(a) (2). Financial Statement Schedules
     Schedule II            Valuation and qualifying accounts
All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

SCHEDULE II
MOD-PAC CORP.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Balance at
		the	Charged to		Balance at
		Beginning	Costs and	Write-offs/	end of
Year	Description	of Period	Expense	Recoveries	Period

2006	Allowance for Doubtful Accounts	$42	$131	$(99)	$74
2005	Allowance for Doubtful Accounts	$44	$44	$(46)	$42
2004	Allowance for Doubtful Accounts	$36	$22	$(14)	$44

2006	Valuation allowance –Deferred Tax Assets	$3,764	$296	—	$4,060
2005	Valuation allowance –Deferred Tax Assets	$858	$2,906	—	$3,764
2004	Valuation allowance –Deferred Tax Assets	$988	$(130)	—	$858

2006	Inventory Reserve Allowance	$145	—	$(22)	$123
2005	Inventory Reserve Allowance	$195	—	$(50)	$145
2004	Inventory Reserve Allowance	$115	$80	—	$195

(a) 3.      Exhibits

Exhibit No.	Description
2.1	Separation and Distribution Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 2.1 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

3(a)	Restated Certificate of Incorporation; incorporated by reference to exhibit 3.1 of the Registrant’s, Form 10/A Registration Statement Dated January 28, 2003.

(b)	By-Laws, as amended; incorporated by reference to exhibit 3.2 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

4.1	Secured $16,000,000 Credit Agreement with HSBC Bank USA, dated February 20, 2003; incorporated by reference to exhibit 4.1 of the Annual Report on Form 10-K dated March 28, 2003.

10.1*	MOD-PAC CORP. 2002 Stock Option Plan; incorporated by reference to exhibit 10.6 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.2*	MOD-PAC CORP. 2002 Director Stock Option Plan; incorporated by reference to exhibit 10.8 the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.3*	MOD-PAC CORP. Employee Stock Purchase Plan; incorporated by reference to exhibit 10.7 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.4*	Tax Sharing Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.1 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.5*	Interim Services Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.2 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.6*	Employee Benefits Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.3 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.7*	Supply Agreement North America Dated September 30, 2002 by and between VistaPrint Limited and the Registrant; incorporated by reference to exhibit 10.5 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

Exhibit No.	Description
10.8*	Supply Agreement North America Dated July 2, 2004 by and between VistaPrint Limited and the Registrant; incorporated by reference to exhibit 20.6 of the Registrant’s Form 10-Q Dated August 5, 2005.

10.9*	Termination Agreement Dated July 2, 2004 by and between VistaPrint Limited and the Registrant; incorporated by reference to exhibit 20.7 of the Registrant’s Form 10-Q Dated August 5, 2005.

10.10*	Separation Agreement Dated May 9, 2005 by and between the Registrant and C. Anthony Rider; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K Dated May 10, 2005.

10.11*	Employment Agreement with David B. Lupp; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated January 31, 2006.

10.12	Loan Agreement dated as of March 8, 2007 among MOD-PAC CORP. and KeyBank, National Association, as lender; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated March 9, 2007.

10.13*	Indemnification Agreement dated March 7, 2007, between MOD-PAC CORP. and Philip C. Rechin; incorporated by reference to exhibit 10.2 of the Registrant’s Form 8-K dated March 9, 2007.

10.14*	Indemnification Agreement dated March 7, 2007, between MOD-PAC CORP. and Larry N. Kessler; incorporated by reference to exhibit 10.2 of the Registrant’s Form 8-K dated March 9, 2007.

21	Subsidiaries of the Registrant; filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm; filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

32.1	Certification of Chief Executive Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Furnished Herewith)

32.2	Certification of Chief Financial Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Furnished Herewith)

*	Identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2007.
MOD-PAC CORP.

By	/s/ Daniel G. Keane	By	/s/ David B. Lupp
	Daniel G. Keane, President		David B. Lupp, Chief Financial Officer
	and Chief Executive Officer		(Principal Financial Officer)
(Principal Executive Officer)

By	/s/ Daniel J. Geary

Daniel J. Geary, Corporate Controller
(Principal Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Gisel Jr.	Director	March 23, 2007
William G. Gisel Jr.

/s/ Daniel G. Keane	Director	March 23, 2007
Daniel G. Keane

/s/ Kevin T. Keane	Director	March 23, 2007

Kevin T. Keane

/s/ Robert J. McKenna	Director	March 23, 2007

Robert J. McKenna

/s/ Howard Zemsky	Director	March 23, 2007

Howard Zemsky