Form 10-Q
period 2007-03-31
MOD PAC CORP
filed 2007-05-11
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐       No    ☑
The number of shares outstanding of each class of common stock as of March 31, 2007 were:

Common Stock, $0.01 par value	2,767,761 shares

Class B Common Stock, $0.01 par value	682,629 shares

MOD-PAC CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Part 1. Financial Information
Item 1. Financial Statements
MOD-PAC CORP.
Consolidated Balance Sheets

	(dollars in thousands)
	March 31, 2007	December 31,
	(Unaudited)	2006
Current assets:
Cash and cash equivalents	$1,289	$2,444
Temporary investments	—	1,000
Trade accounts receivable:
Customers	4,350	4,078
Allowance for doubtful accounts	(68)	(74)
Inventories	3,897	3,235
Refundable income taxes	656	685
Prepaid expenses	562	449

Total current assets	10,686	11,817

Property, plant and equipment, at cost	65,438	65,391
Less accumulated depreciation and amortization	(40,855)	(39,654)

Net property, plant and equipment	24,583	25,737
Other assets	1,498	1,452

Totals assets	$36,767	$39,006

Current liabilities:
Current maturities of long-term debt	$19	$37
Accounts payable	3,004	3,872
Accrued expenses	776	1,048

Total current liabilities	3,799	4,957

Long-term debt	1,926	1,931
Other liabilities	31	31
Deferred income taxes	2,031	2,426

Total liabilities	$7,787	$9,345

Shareholders’ equity:
Common stock, $.01 par value
Authorized 20,000,000 shares, issued 3,393,459 in 2007, 3,381,881 in 2006	34	34
Class B common stock, $.01 par value
Authorized 5,000,000 shares, issued 682,629 in 2007, 692,738 in 2006	7	7
Additional paid-in capital	1,956	1,888
Retained earnings	33,048	33,797

	35,045	35,726

Less treasury shares, at cost 625,698 in 2007 and 2006	(6,065)	(6,065)

Total shareholders’ equity	28,980	29,661

Total liabilities and shareholders’ equity	$36,767	$39,006

See notes to financial statements

MOD-PAC CORP.
Consolidated Statements of Operations

	(dollars in thousands)
	(Unaudited)
	Three Months Ended
	March 31,	April 1,
	2007	2006

Revenue:
Net sales	$11,140	$11,414
Rental income	119	134

Total revenue	11,259	11,548

Costs and Expenses:
Cost of products sold	9,812	10,683
Selling, general and administrative expenses	2,556	2,620
Interest expense, net	5	13
Other income	(6)	(36)

Total costs and expenses	12,367	13,280

Loss before taxes	(1,108)	(1,732)

Income tax benefit	(359)	(584)

Net loss	$(749)	$(1,148)

Retained earnings:

January 1	33,797	37,228

March 31	33,048	36,080

Loss per share:

Basic	$(.22)	$(.33)

Diluted	$(.22)	$(.33)

See notes to financial statements

MOD-PAC CORP.
Consolidated Statements of Cash Flows

	(dollars in thousands)
	(Unaudited)
	Three Months Ended
	March 31,	April 1,
	2007	2006
Cash flows from operating activities:
Net loss	$(749)	$(1,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,222	1,310
Provision for doubtful accounts	(6)	30
Stock option compensation expense	60	146
Deferred income taxes	(395)	(161)
Loss on disposal of assets	9	—
Cash flows from changes in operating assets and liabilities
Accounts receivable	(272)	(532)
Inventories	(662)	(516)
Prepaid expenses	(113)	(41)
Other liabilities	—	1
Accounts payable	(869)	(250)
Refundable or payable income taxes	29	(419)
Accrued expenses	(272)	(1,031)

Net cash used in operating activities	(2,018)	(2,611)

Cash flows from investing activities:
Sale of temporary investments	1,000	2,200
Change in other assets	(60)	(38)
Capital expenditures	(62)	(105)

Net cash provided by investing activities	878	2,057

Cash flows from financing activities:
Principal payments on long-term debt and capital lease	(23)	(21)
Proceeds from issuance of stock	8	44

Net cash (used in) provided by financing activities	(15)	23

Net decrease in cash and cash equivalents	(1,155)	(531)

Cash and cash equivalents at beginning of year	2,444	1,178

Cash and cash equivalents at end of period	$1,289	$647

See notes to financial statements.

MOD-PAC CORP.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2007
1)	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted U.S. accounting principles for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in the Company’s 2006 annual report on Form 10-K.
Revenue is recognized on the accrual basis, which is at the time of shipment of goods.
2)	Stock-Based Compensation
MOD-PAC CORP. established a Stock Option Plan that authorized the issuance of 800,000 shares of Common Stock for the purpose of attracting and retaining executive officers and key employees, and to align management’s interests with those of the shareholders of MOD-PAC CORP. The options must be exercised no more than ten years from the grant date and vest over up to a five-year period. The exercise price for the options is equal to the fair market value of the common stock at the date of grant.
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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $5.75 for options granted during the three months ended April 1, 2006. No stock options were granted during the three months ended March 31, 2007. The following table provides the range of assumptions used to value stock options granted during the three months ended March 31, 2007 and April 1, 2006.

	Three Months Ended
	March 31,	April 1,
	2007	2006
Expected volatility	N/A	41%
Risk-free rate	N/A	4.8%
Expected dividends	N/A	0%
Expected term (in years)	N/A	6.5

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
A summary of the Company’s stock option activity and related information for the three months ended March 31, 2007 is as follows:

		Weighted
		Average Exercise	Aggregate
($ in thousands, except for per option data)	Options	Price	Intrinsic Value

Outstanding at January 1, 2007	379,135	$9.43	$595
Options granted	—	N/A
Options forfeited	(1,100)	12.89
Options exercised	(1,469)	5.28	(8)

Outstanding at March 31, 2007	376,566	9.43	$625

Exercisable at March 31, 2007	268,065	$9.24	$496

The aggregate intrinsic value in the proceeding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $11.09 as of March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of the options exercised is based on the Company’s closing stock price of common stock as of the date the option is exercised. The Company’s current policy is to issue additional new shares upon exercise of stock options.
The fair value of options vested since December 31, 2006 is $0.1 million. At March 31, 2007, total compensation costs related to non-vested awards not yet recognized was $0.5 million which will be recognized over a weighted average period of 1.77 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of March 31, 2007:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining	Weighted
Exercise Price		Life	Exercise		Life in	Average
Range	Shares	in Years	Price	Shares	Years	Exercise Price

$5.21 to $8.44	169,112	5.4	$6.97	150,631	5.3	$6.98
$10.00 to $15.54	207,454	8.3	$11.44	117,434	7.3	$12.14

	376,566	7.0	$9.43	268,065	6.2	$9.24

3)	Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	(in thousands)
	Three months ended
	(unaudited)
	March 31,	December
	2007	31, 2006
Finished goods	$2,115	$1,556
Work in progress	178	136
Raw material	1,604	1,543

Total inventory	$3,897	$3,235

4)	Product Line Net Sales
Product line net sales are as follows:

	(in thousands)
	Three months ended
	March 31,	April 1,
	2007	2006
Custom Folding Cartons	$6,737	$7,142
Commercial Print	458	215
Stock Box	2,809	2,843
Personalized Print	1,136	1,214

	$11,140	$11,414

5)	Loss Per Share
The following table sets forth the computation of loss per share:

	(in thousands, except for per share data)
	Three months ended
	March 31,	April 1,
	2007	2006
Net loss as reported	$(749)	$(1,148)

Basic loss per share weighted average shares	3,449	3,439
Net effect of dilutive stock options	—	—

Diluted loss per share weighted average shares	3,449	3,439

Basic loss per share	$(.22)	$(.33)

Diluted loss per share	$(.22)	$(.33)

The effect of dilutive stock options has not been included for the three months ended March 31, 2007 and April 1, 2006, since this would be anti-dilutive as a result of the Company’s net loss.

6)	Income Taxes
The Company’s effective tax rate for the first quarter of 2007 was 32.4%, which approximates the Company’s expected tax rate for 2007. The effective tax rate for the first quarter of 2006 was 33.7%.
7)	Capital Structure
The Company’s Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first three months of 2007, 10,109 shares of Class B stock were converted to Common stock.
8)	Information Regarding Industry Segments
The Company operates as one reporting segment. The Company’s customer base is comprised of companies and individuals throughout the United States and North America and is diverse in both geographic and demographic terms. The format of the information used by the Company’s CEO is consistent with the reporting format used in the Company’s 2006 Form 10-K and other external information.
9)	Subsequent Event
Effective May 1, 2007, the Company acquired certain assets of DDM – Digital Imaging, Data Processing and Mailing Services LC for $0.85 million in cash. This transaction will provide the Company with capability and capacity for mailing program and database management, variable imaging printing and mailing services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
REVENUE
For the first quarter of 2007 total revenue was $11.3 million compared with $11.5 million in 2006, a decrease of 2.5%.
The custom folding carton product line sales were $6.7 million compared with $7.1 million in the first quarter of 2006. Certain key custom folding carton accounts had lower first quarter order levels as compared with the prior year.
Sales of the Company’s stock box product line were $2.8 million, relatively unchanged from the prior year’s first quarter sales.
First quarter 2007 commercial print sales grew 113% to $0.5 million compared with sales of $0.2 million in the first quarter of 2006. The increase in sales from the prior year was a result of the growth in orders from nationwide print distributors, which comprised more than 80% of commercial print sales in this quarter.
Personalized print sales for the first quarter of 2007 were $1.1 million compared with $1.2 million in the same period the prior year.
EXPENSES AND MARGINS
In spite of the decrease in revenue, gross margin was 12.9% for the first quarter of 2007, an increase from 7.5% in the first quarter of 2006. This increase was a result of improved product mix within the custom folding carton product line, as well as an effort to improve raw material yield, particularly with paperboard materials.
Selling, general, and administrative costs decreased slightly to $2.56 million in the first quarter of 2007 from $2.62 million during the same period in the prior year.
TAXES
The Company’s effective tax rate for the first quarter of 2007 was 32.4%, which approximates the Company’s expectations. The effective tax rate in the first quarter of 2006 was 33.7%.
NET LOSS AND LOSS PER SHARE
The net loss for the first quarter of 2007 was $0.7 million, an improvement of $0.4 million from the first quarter of 2006. This decrease in loss was due to the fluctuations discussed above. Diluted loss per share was $0.22 in the first quarter of 2007 and $0.33 in the first quarter of 2006.
LIQUIDITY
Cash, cash equivalents and temporary investments were $1.3 million at March 31, 2007, compared with $3.4 million at December 31, 2006. The expected lower balances were a result of higher working capital needs in the quarter, including a higher accounts receivable balance at the end of the quarter due to strong sales in March. Finished goods inventory increased from $1.6 million at December 31, 2006, to $2.1 million at March 31, 2007, as a result of shipment timing and some inventory build-up for a custom folding carton customer.
Capital expenditures for the first quarter were $0.06 million compared with $0.10 million for the first quarter of 2006. Capital expenditures of approximately $1.2 million, exclusive of an $0.85 million asset purchase transaction that was closed by the Company effective May 1, 2007, are expected in 2007. Depreciation and amortization for the first quarter of 2007 was $1.22 million.
The Company has access to an $8.0 million committed line of credit with a commercial bank of which $0.25 million is in use through standby letters of credit. Interest on the line of credit is either LIBOR plus 100 basis points or the prime rate, at the Company’s option. The Company believes that cash, cash equivalents and the recently added line of credit, are sufficient to meet cash requirements for operations, capital expenditures and debt service for the balance of 2007.

There were no share repurchases by the Company during the first quarter of 2007. The Company has authorization to repurchase 100,885 shares at March 31, 2007. The closing price of the Company’s stock at March 31, 2007 was $11.09. At this price, the repurchase of 100,885 shares would require $1,118,815.
COMMITMENTS
The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, or of any long-term commitments that would have a material adverse affect on its financial condition.
MARKET RISK
There has been no significant change in market risks since December 31, 2006.
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
Risks due to fluctuation in interest rates are not material to the Company at March 31, 2007 because of no exposure to floating rate debt. The Company had no balance in temporary investments at March 31, 2007.
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
The market risk that the Company was exposed to at December 31, 2006 was generally the same as described above.
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

FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the word “anticipate,” “believe,” “expect,” “estimate,” “project,” and similar expressions are generally intended to identify forward-looking statements. Any forward looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in MOD-PAC’s communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product and market channel expansions, capacity utilization and expansion, and repurchase of capital stock, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties, and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:
•	Overall economic and business conditions;

•	The demand for MOD-PAC’s goods and services;

•	Customer acceptance of the products and services MOD-PAC provides;

•	Competitive factors in commercial printing and folding cartons industries;

•	Changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	The availability and costs of natural gas supplies in Western New York State;

•	The internal and external costs of compliance with laws and regulations such as Section 404 of the Sarbanes-Oxley Act of 2002;

•	Litigation against the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
The company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a — 15(e) and 15(d) — 15(e) of the Securities Exchange Act of 1934, as of March 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A.	Risk Factors

There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total Number of	(d) Maximum Number
	(a) Total		Shares (or Units)	(or Approximate Dollar
	Number of		Purchased as Part	Value) of Shares (or
	Shares (or	(b) Average Price	of Publicly	Units) that May Yet Be
	Units)	Paid per Share	Announced Plans or	Purchased Under the
Period	Purchased	(or Unit)	Programs	Plans or Programs
January 1 -January 27, 2007	—	—	—	100,885
January 28 - February 24, 2007	—	—	—	100,885
February 25 - March 31, 2007	—	—	—	100,885
Total	—	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

	Exhibit 31.1	Section 302 Certification — Chief Executive Officer

	Exhibit 31.2	Section 302 Certification – Chief Financial Officer

	Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOD-PAC CORP.
(Registrant)
Date: May 11, 2007	By:	/s/ David B. Lupp
David B. Lupp
Chief Financial Officer