Form 10-Q
period 2007-06-30
MOD PAC CORP
filed 2007-08-08
CIK 1191857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☑
The number of shares outstanding of each class of common stock as of June 30, 2007 were:

Common Stock, $0.01 par value	2,770,582 shares

Class B Common Stock, $0.01 par value	679,808 shares

MOD-PAC CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Part 1. Financial Information
Item 1. Financial Statements
MOD-PAC CORP.
Consolidated Balance Sheets

	(dollars in thousands)
	June 30, 2007	December 31,
	(Unaudited)	2006
Current assets:
Cash and cash equivalents	$76	$2,444
Temporary investments	—	1,000
Trade accounts receivable, net of allowance of $102 in 2007 and $74 in 2006	4,436	4,004
Inventories	3,882	3,235
Refundable income taxes	—	685
Prepaid expenses	404	449

Total current assets	8,798	11,817

Property, plant and equipment, at cost	66,781	65,391
Less accumulated depreciation and amortization	(42,080)	(39,654)

Net property, plant and equipment	24,701	25,737
Other assets	1,630	1,452

Totals assets	$35,129	$39,006

Current liabilities:
Current maturities of long-term debt	$19	$37
Accounts payable	2,827	3,872
Accrued expenses	789	1,048
Income taxes payable	365	—

Total current liabilities	4,000	4,957

Long-term debt	1,921	1,931
Other liabilities	31	31
Deferred income taxes	1,398	2,426

Total liabilities	$7,350	$9,345

Shareholders’ equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued 3,396,280 in 2007, 3,381,881 in 2006	34	34
Class B common stock, $.01 par value, authorized 5,000,000 shares, issued 679,808 in 2007, 692,738 in 2006	7	7
Additional paid-in capital	2,026	1,888
Retained earnings	31,777	33,797

	33,844	35,726
Less treasury shares, at cost 625,698 in 2007 and 2006	(6,065)	(6,065)

Total shareholders’ equity	27,779	29,661

Total liabilities and shareholders’ equity	$35,129	$39,006

See notes to financial statements

MOD-PAC CORP.
Consolidated Statements of Operations

	(dollars in thousands)
	(Unaudited)
	Six Months Ended		Three Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenue:
Net sales	$21,908	$22,233	$10,768	$10,818
Rental income	257	272	138	139

Total revenue	22,165	22,505	10,906	10,957

Costs and Expenses:
Cost of products sold	20,289	20,905	10,477	10,222
Selling, general and administrative expenses	4,876	4,902	2,320	2,282
Interest expense	36	36	31	23
Other income	(26)	(47)	(20)	(11)

Total costs and expenses	25,175	25,796	12,808	12,516

Loss before income taxes	(3,010)	(3,291)	(1,902)	(1,559)

Income tax benefit	(990)	(1,137)	(631)	(553)

Net loss	$(2,020)	$(2,154)	$(1,271)	$(1,006)

Retained earnings:

Beginning of period	33,797	37,228

End of period	31,777	35,074

Loss per share:

Basic	$(.59)	$(.63)	$(.37)	$(.29)

Diluted	$(.59)	$(.63)	$(.37)	$(.29)

See notes to financial statements

MOD-PAC CORP.
Consolidated Statements of Cash Flows

	(dollars in thousands)
	(Unaudited)
	Six Months Ended
	June 30,	July 1,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,020)	$(2,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,460	2,582
Provision for doubtful accounts	28	14
Stock option compensation expense	129	284
Deferred income taxes	(992)	(379)
Loss on disposal of assets	9	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(460)	(131)
Inventories	(647)	(116)
Prepaid expenses	45	(39)
Other liabilities	—	(24)
Accounts payable	(1,046)	(656)
Refundable or payable income taxes	1,014	474
Accrued expenses	(259)	(980)

Net cash used in operating activities	(1,739)	(1,125)

Cash flows from investing activities:
Sale of temporary investments	1,000	1,700
Change in other assets	(25)	(41)
Capital expenditures	(597)	(366)
Acquisition of DDM assets	(947)	—

Net cash (used in) provided by investing activities	(569)	1,293

Cash flows from financing activities

Principal payments on long-term debt and capital lease	(28)	(44)
Proceeds from issuance of stock	8	46
Deferred financing fees	(40)	—

Net cash (used in) provided by financing activities	(60)	2

Net (decrease) increase in cash and cash equivalents	(2,368)	170

Cash and cash equivalents at beginning of year	2,444	1,178

Cash and cash equivalents at end of period	$76	$1,348

See notes to financial statements.

MOD-PAC CORP.
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007
1)	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $5.75 for options granted during the six months ended July 1, 2006. No stock options were granted during the six months ended June 30, 2007. The following table provides the range of assumptions used to value stock options granted during the six months ended July 1, 2006.

	Six Months Ended
	June 30,	July 1,
	2007	2006

Expected volatility	N/A	41%
Risk-free rate	N/A	4.8%
Expected dividends	N/A	0%
Expected term (in years)	N/A	6.5

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
A summary of the Company’s stock option activity and related information for the six months ended June 30, 2007 is as follows:

		Weighted
		Average Exercise	Aggregate
($ in thousands, except for per option data)	Options	Price	Intrinsic Value

Outstanding at January 1, 2007	379,135	$9.43	$595
Options granted	—	N/A
Options forfeited	(1,600)	11.83
Options exercised	(1,469)	5.28	(8)

Outstanding at June 30, 2007	376,066	9.43	$293

Exercisable at June 30, 2007	287,965	$9.30	$262

The aggregate intrinsic value in the proceeding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $10.21 as of June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of the options exercised is based on the Company’s closing stock price of common stock as of the date the option is exercised. The Company’s current policy is to issue additional new shares upon exercise of stock options.
The fair value of options vested since December 31, 2006 is $0.2 million. At June 30, 2007, total compensation costs related to non-vested awards not yet recognized was $0.4 million which will be recognized over a weighted average period of 1.88 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of June 30, 2007:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining	Weighted
Exercise Price		Life	Exercise		Life in	Average
Range	Shares	in Years	Price	Shares	Years	Exercise Price

$5.21 to $8.44	168,612	5.2	$6.96	150,331	5.1	$6.98
$10.00 to $15.54	207,454	8.1	$11.44	137,634	7.4	$11.82

	376,066	6.7	$9.43	287,965	6.2	$9.30

3)	Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	(in thousands)
	Six months ended
	(unaudited)
	June 30,	December
	2007	31, 2006

Finished goods	$2,316	$1,556
Work in progress	126	136
Raw material	1,440	1,543

Total inventory	$3,882	$3,235

4)	Product Line Net Sales
Product line net sales are as follows:

	(in thousands)
	Six months ended		Three months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Custom Folding Cartons	$13,686	$14,617	$6,949	$7,474
Commercial Print	1,304	537	846	322
Stock Box	4,447	4,505	1,638	1,662
Personalized Print	2,471	2,574	1,335	1,360

	$21,908	$22,233	$10,768	$10,818

5)	Loss Per Share
The following table sets forth the computation of loss per share:

(in thousands except per share data)	Six months ended		Three months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net loss as reported	$(2,020)	$(2,154)	$(1,271)	$(1,006)

Basic loss per share weighted average shares	3,450	3,441	3,450	3,443
Net effect of dilutive stock options	—	—	—	—

Diluted loss per share weighted average shares	3,450	3,441	3,450	3,443

Basic loss per share	$(.59)	$(.63)	$(.37)	$(.29)

Diluted loss per share	$(.59)	$(.63)	$(.37)	$(.29)

The effect of dilutive stock options has not been included for the six months and three months ended June 30, 2007 and July 1, 2006, since this would be anti-dilutive as a result of the Company’s net loss.

6)	Income Taxes
The Company’s effective tax rate for the first six months of 2007 was 32.9%, which approximates the Company’s expected tax rate for 2007. The effective tax rate for the first six months of 2006 was 34.5%.
The Company’s continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2007, the Company had no amounts accrued related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.
7)	Capital Structure
The Company’s Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first six months of 2007, 12,930 shares of Class B stock were converted to Common stock.
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
9)	DDM Acquisition
Effective May 1, 2007, the Company acquired certain assets of DDM — Digital Imaging, Data Processing and Mailing Services LC (“DDM”) for a total purchase price of $850,000 for the purpose of expanding the Company’s service offerings and capabilities.
The purchase price including acquisition related costs has been allocated as follows:

(in thousands)

Property, plant and equipment	$807
Intangible assets	140

Total	$947

10)	Recent Accounting Pronouncements
In June of 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement. The scope of this consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to sales, use, value added and some excise taxes. Additionally, this consensus seeks to address how a company should address the disclosure of such items in interim and annual financial statements, either gross or net pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. EITF Issue 06-3 is effective for all financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company presents sales net of sales taxes in its condensed consolidated statement of operations. No change in presentation resulted from the adoption of EITF 06-3.
In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement.

Interpretation 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of Interpretation 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results from operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of SFAS No. 157 on its financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective at the beginning of the fiscal year that begins after November 15, 2007, and will be effective for the Company in fiscal 2008. The Company is in the process of determining the effect the adoption of SFAS No. 159 will have, if any, on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
REVENUE
For the second quarter of 2007 total revenue was $10.9 million compared with $11.0 million in 2006, a decrease of 0.5%. This decrease was mainly due to the decrease in sales in the custom folding carton product line. The custom folding carton line sales were $6.9 million compared with $7.5 million in the second quarter of 2006, a decrease of 7.0%. The custom folding carton decline was due primarily to declines in the business of several existing customers offset by new business from new customers. Sales of the Company’s stock box product line were $1.6 million, relatively unchanged from the prior year’s second quarter sales. Personalized print sales for the second quarter of 2007 were $1.3 million, also relatively unchanged from the prior year’s second quarter sales. Second quarter 2007 commercial print sales grew 163% to $0.8 million compared with sales of $0.3 million in the second quarter of 2006. The commercial print increase was primarily due to additional sales driven by capability from the DDM — Digital Imaging, Data Processing and Mailing Services LC acquisition which was effective May 1, 2007.
For the first six months of 2007 total revenue was $22.2 million compared with $22.5 million in 2006, a decrease of 1.5%. This decrease was mainly due to the custom folding carton product line sales which were down $0.9 million, or 6.4%, for the first six months of 2007 compared to 2006. The custom folding carton decline was due primarily to declines in the business of several existing customers offset by new business from new customers. Sales of the Company’s stock box product line were $4.4 million, relatively unchanged from the prior year’s first six month’s sales. Personalized print sales for the first six months of 2007 were $2.5 million compared with $2.6 million in the same period of 2006. The first six months of 2007 commercial print sales grew 143% to $1.3 million compared with sales of $0.5 million in the first six months of 2006, and included growth in distribution sales and additional business driven by capability from the DDM — Digital Imaging, Data Processing and Mailing Services LC acquisition which was effective May 1, 2007.
EXPENSES AND MARGINS
Gross margin was 3.9% for the second quarter of 2007, a decrease from 6.7% in the second quarter of 2006. This decrease was a result of weaker product mix and higher repairs and utilities expense. Selling, general, and administrative costs remained relatively unchanged from the prior year’s second quarter, however lower advertising and stock-based compensation expenses were offset by increased wage related expenses.
Gross margin was 8.5% for the first six months of 2007, an increase from 7.1% in the first six months of 2006. This increase was a result of overall improved product mix, lower workers’ compensation and depreciation expense, partially offset by higher repairs and utilities expense. Selling, general, and administrative costs remained relatively unchanged from the prior year’s first six months, however lower advertising and stock-based compensation expenses were offset by increased wage related expenses.
TAXES
The Company’s effective tax rate for the second quarter of 2007 was 33.2% and 32.9% for the first six months of 2007, which approximates the Company’s expectations. The effective tax rate in the second quarter of 2006 was 35.5% and 34.5% for the first six months of 2006.
NET LOSS AND LOSS PER SHARE
The net loss for the second quarter of 2007 was $1.3 million, an increase in loss of $0.3 million from the second quarter of 2006. This increase in loss was due to the fluctuations discussed above. Diluted loss per share was $0.37 in the second quarter of 2007 and $0.29 in the second quarter of 2006.
The net loss for the first six months of 2007 was $2.0 million, an improvement of $0.1 million from the first six months of 2006. This decrease in loss was due to the fluctuations discussed above. Diluted loss per share was $0.59 in the first six months of 2007 and $0.63 in the first six months of 2006.

LIQUIDITY
Cash, cash equivalents and temporary investments were $0.1 million at June 30, 2007, compared with $3.4 million at December 31, 2006. The lower balances were the result of higher working capital requirements, net losses, and an increase in capital expenditures including the acquisition of DDM assets, partially offset by non-cash depreciation and amortization expense and an income tax refund.
Accounts receivable at June 30, 2007 was $0.5 million higher compared to December 31, 2006 due to strong sales in June, 2007. Finished goods inventory was $0.8 million higher at June 30, 2007 as a result of shipment timing and some inventory build-up for a new custom folding carton customer compared to December 31, 2006. Accounts payable was $1.0 million lower at June 30, 2007 compared to December 31, 2006 primarily as a result of raw material inventory changes and timing of fourth quarter 2006 capital expenditures.
Capital expenditures for the first six months of 2007 were $1.4 million compared with $0.4 million for the first six months of 2006. Capital expenditures include $0.8 million related to the DDM purchase transaction that was closed by the Company effective May 1, 2007. Depreciation and amortization for the first six months of 2007 was $2.5 million.
The Company has access to an $8.0 million committed line of credit with a commercial bank, which expires in February, 2010; of which $0.25 million is in use through standby letters of credit. Interest on the line of credit is either LIBOR plus 100 basis points or the prime rate, at the Company’s option. The Company believes that cash, cash equivalents and the recently added line of credit, are sufficient to meet cash requirements for operations, capital expenditures and debt service for the balance of 2007.
There were no share repurchases by the Company during the first six months of 2007. The Company has authorization to repurchase 100,885 shares at June 30, 2007. The closing price of the Company’s stock at June 30, 2007 was $10.21. At this price, the repurchase of 100,885 shares would require $1,030,036.
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
Risks due to fluctuation in interest rates are not material to the Company at June 30, 2007 because of no exposure to floating rate debt. The Company had no balance in temporary investments at June 30, 2007.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
The company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a — 15(e) and 15(d) — 15(e) of the Securities Exchange Act of 1934, as of June 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total Number	(d) Maximum Number
	(a) Total		of Shares (or Units)	(or Approximate Dollar
	Number of		Purchased as Part	Value) of Shares (or
	Shares (or	(b) Average Price	of Publicly	Units) that May Yet Be
	Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
April 1 — April 28, 2007	—	—	—	100,885
April 29 — May 26, 2007	—	—	—	100,885
May 26 — June 30, 2007	—	—	—	100,885
Total	—	—	—

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Securities Holders
The Company’s Annual Meeting of Shareholders was held on May 8, 2007.
1.)	The nominees to the Board of Directors were elected based on the following shares voted:

Nominee	For	Authority Withheld
William G. Gissel, Jr.	7,370,873	628,693
Daniel G. Keane	7,281,849	717,717
Kevin T. Keane	7,223,951	775,615
Robert J. McKenna	7,370,873	628,693
Howard Zemsky	7,395,603	603,963
2.)	The ratification of Ernst & Young LLP as the Registrant’s auditors was approved by the following vote: 7,577,572 in favor; 312,197 against; and 109,785 abstentions.
3.)	The action to convert all of the Company’s shares of Class B Stock into shares of Class A Stock was defeated by the following vote: 1,518,952 in favor; 4,861,691 against; 58,768 abstentions; and 1,560,155 broker non-votes.

Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit 31.1	Section 302 Certification — Chief Executive Officer

Exhibit 31.2	Section 302 Certification — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOD-PAC CORP.
(Registrant)

Date: August 8, 2007	By:	/s/ David B. Lupp
David B. Lupp
Chief Financial Officer