Form 10-Q
period 2007-09-29
MOD PAC CORP
filed 2007-11-08
CIK 1191857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2007
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File Number 1-5129
MOD-PAC CORP.
(Exact name of registrant as specified in its charter)

New York State	16-0957153

(State or other jurisdiction of	(IRS employer identification no.)
incorporation or organization)

1801 Elmwood Avenue, Buffalo, New York	14207

(Address of principal executive offices)	(Zip code)
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
Large accelerated filer ☐ Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares outstanding of each class of common stock as of September 29, 2007 were:

Common Stock, $0.01 par value	2,777,475 shares
Class B Common Stock, $0.01 par value	672,915 shares

MOD-PAC CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Part 1. Financial Information
Item 1. Financial Statements
MOD-PAC CORP.
Consolidated Balance Sheets

	(dollars in thousands)
	September 29, 2007	December 31,
	(Unaudited)	2006
Current assets:
Cash and cash equivalents	$265	$2,444
Temporary investments	—	1,000
Trade accounts receivable, net of allowance of $101 in 2007 and $74 in 2006	5,779	4,004
Inventories	4,311	3,235
Refundable income taxes	—	685
Prepaid expenses	344	449

Total current assets	10,699	11,817
Property, plant and equipment, at cost	67,180	65,391
Less accumulated depreciation and amortization	(43,178)	(39,654)

Net property, plant and equipment	24,002	25,737
Other assets	1,620	1,452

Totals assets	$36,321	$39,006

Current liabilities:
Current maturities of long-term debt	$19	$37
Accounts payable	3,958	3,872
Accrued expenses	1,017	1,048
Income taxes payable	56	—

Total current liabilities	5,050	4,957
Line of credit	1,800	—
Long-term debt	1,917	1,931
Other liabilities	27	31
Deferred income taxes	782	2,426

Total liabilities	9,575	9,345

Shareholders’ equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued 3,403,173 in 2007, 3,381,881 in 2006	34	34
Class B common stock, $.01 par value, authorized 5,000,000 shares, issued 672,915 in 2007, 692,738 in 2006	7	7
Additional paid-in capital	2,063	1,888
Retained earnings	30,706	33,797

	32,810	35,726
Less treasury shares, at cost 625,698 in 2007 and 2006	(6,065)	(6,065)

Total shareholders’ equity	26,745	29,661

Total liabilities and shareholders’ equity	$36,321	$39,006

See notes to financial statements

MOD-PAC CORP.
Consolidated Statements of Operations

	(dollars in thousands)
	(Unaudited)
	Nine Months Ended		Three Months Ended
	September	September	September 29,	September 30,
	29, 2007	30, 2006	2007	2006
Revenue:
Net sales	$34,849	$33,559	$12,941	$11,326
Rental income	398	416	141	143

Total revenue	35,247	33,975	13,082	11,469

Costs and Expenses:
Cost of products sold	32,307	31,088	12,017	10,183
Selling, general and administrative expenses	7,411	7,221	2,536	2,317
Interest expense	130	89	94	54
Other expense (income)	11	(58)	37	(10)

Total costs and expenses	39,859	38,340	14,684	12,544

Loss before income taxes	(4,612)	(4,365)	(1,602)	(1,075)

Income tax benefit	(1,521)	(1,495)	(531)	(358)

Net loss	$(3,091)	$(2,870)	$(1,071)	$(717)

Retained earnings:

Beginning of period	33,797	37,228

End of period	30,706	34,358

Loss per share:

Basic	$(.90)	$(.83)	$(.31)	$(.21)

Diluted	$(.90)	$(.83)	$(.31)	$(.21)

See notes to financial statements

MOD-PAC CORP.
Consolidated Statements of Cash Flows

	(dollars in thousands)
	(Unaudited)
	Nine Months Ended
	September 29,	September
	2007	30, 2006
Cash flows from operating activities:
Net loss	$(3,091)	$(2,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,645	3,792
Provision for doubtful accounts	33	114
Stock option compensation expense	166	319
Deferred income taxes	(1,524)	(863)
Loss on disposal of assets	59	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(1,808)	(465)
Inventories	(1,076)	(224)
Prepaid expenses	105	10
Other liabilities	(4)	(397)
Accounts payable	86	(50)
Refundable or payable income taxes	621	624
Accrued expenses	(31)	(809)

Net cash used in operating activities	(2,819)	(819)

Cash flows from investing activities:
Proceeds from sale of assets	52	—
Sale of temporary investments	1,000	1,700
Change in other assets	(30)	(44)
Capital expenditures	(1,171)	(525)
Acquisition of DDM assets	(947)	—

Net cash (used in) provided by investing activities	(1,096)	1,131

Cash flows from financing activities
Principal payments on long-term debt and capital lease	(32)	(65)
Increase in line of credit	1,800	—
Proceeds from issuance of stock	8	46
Deferred financing fees	(40)	—

Net cash provided by (used in) financing activities	1,736	(19)

Net (decrease) increase in cash and cash equivalents	(2,179)	293

Cash and cash equivalents at beginning of year	2,444	1,178

Cash and cash equivalents at end of period	$265	$1,471

See notes to financial statements.

MOD-PAC CORP.
Notes to Consolidated Financial Statements
Nine Months Ended September 29, 2007
1) Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine-month period ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $5.75 for options granted during the nine months ended September 30, 2006. No stock options were granted during the nine months ended September 29, 2007. The following table provides the range of assumptions used to value stock options granted during the nine months ended September 30, 2006.

	Nine Months Ended
	September 29,	September 30,
	2007	2006

Expected volatility	N/A	41%
Risk-free rate	N/A	4.8%
Expected dividends	N/A	0%
Expected term (in years)	N/A	6.5

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
A summary of the Company’s stock option activity and related information for the nine months ended September 29, 2007 is as follows:

		Weighted
		Average Exercise	Aggregate
($ in thousands, except for per option data)	Options	Price	Intrinsic Value

Outstanding at January 1, 2007	379,135	$9.43	$595
Options granted	—	N/A
Options forfeited	(1,600)	11.83
Options exercised	(1,469)	5.28

Outstanding at September 29, 2007	376,066	9.43	$277

Exercisable at September 29, 2007	287,965	$9.30	$247

The aggregate intrinsic value in the proceeding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $8.60 as of September 29, 2007, which would have been received by the option holders had all options with an exercise price less than $8.60 been exercised as of that date. The aggregate intrinsic value of the options exercised is based on the Company’s closing stock price of common stock as of the date the option is exercised. The Company’s current policy is to issue additional new shares upon exercise of stock options.
The fair value of options vested since December 31, 2006 is $0.2 million. At September 29, 2007, total compensation costs related to non-vested awards not yet recognized was $0.3 million, which will be recognized over a weighted average period of 1.95 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of September 29, 2007:

		Outstanding			Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
		Life	Average		Life in	Average
Exercise Price Range	Shares	in Years	Exercise Price	Shares	Years	Exercise Price

$5.21 to $8.44	168,612	4.9	$6.96	150,331	4.8	$6.98
$10.00 to $15.54	207,454	7.8	$11.44	137,634	7.2	$11.82

	376,066	6.5	$9.43	287,965	6.0	$9.30

3) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	(in thousands)
	Nine months ended
	September 29,	December
	2007	31, 2006
Finished goods	$2,433	$1,556
Work in progress	188	136
Raw material	1,690	1,543

Total inventory	$4,311	$3,235

4) Product Line Net Sales
Product line net sales are as follows:

	(in thousands)
	Nine months ended		Three months ended
	September	September	September	September
	29, 2007	30, 2006	29, 2007	30, 2006
Folding Cartons:
Custom Folding Cartons	$22,031	$21,877	$8,346	$7,260
Stock Box	6,995	6,954	2,548	2,449

Folding Cartons sub-total	29,026	28,831	10,894	9,709

Print Services:
Commercial Printing	2,171	967	867	430
Personalized Print	3,652	3,761	1,180	1,187

Print Services sub-total	5,823	4,728	2,047	1,617

Total	$34,849	$33,559	$12,941	$11,326

5) Loss Per Share
The following table sets forth the computation of loss per share:

	Nine months ended		Three months ended
	September	September	September	September
(in thousands except per share data)	29, 2007	30, 2006	29, 2007	30, 2006
Net loss as reported	$(3,091)	$(2,870)	$(1,071)	$(717)

Basic loss per share weighted average shares	3,450	3,441	3,450	3,443
Net effect of dilutive stock options	—	—	—	—

Diluted loss per share weighted average shares	3,450	3,441	3,450	3,443

Basic loss per share	$(.90)	$(.83)	$(.31)	$(.21)

Diluted loss per share	$(.90)	$(.83)	$(.31)	$(.21)

The effect of dilutive stock options has not been included for the nine months and three months ended September 29, 2007 and September 30, 2006, since this would be anti-dilutive as a result of the Company’s net loss.
6) Income Taxes
The Company’s effective tax rate for the first nine months of 2007 was 33.0%, which approximates the Company’s expected tax rate for 2007. The effective tax rate for the first nine months of 2006 was 34.2%.
The Company’s continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 29, 2007, the Company had no amounts accrued related to uncertain tax positions. The tax year 2006 remains open to examination by the major state taxing jurisdictions to which the Company is subject.
7) Capital Structure
The Company’s Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first nine months of 2007, 19,823 shares of Class B stock were converted to Common stock.
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
9) Line of Credit
The Company has access to an $8.0 million committed line of credit with a commercial bank, which expires in February, 2010. At September 29, 2007, $1.8 million was borrowed and an additional $0.3 million was in use through standby letters of credit. Interest on the line of credit is either LIBOR plus 100 basis points or the prime rate, at the Company’s option.
10) DDM Acquisition
Effective May 1, 2007, the Company acquired certain assets of DDM – Digital Imaging, Data Processing and Mailing Services LC (“DDM”) for a total purchase price of $850,000 for the purpose of expanding the Company’s service offerings and capabilities.
The purchase price including acquisition related costs has been allocated as follows:

(in thousands)
Property, plant and equipment	$807
Intangible assets	140

Total	$947

11) Recent Accounting Pronouncements
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. This statement is effective at the beginning of the fiscal year that begins after November 15, 2007. The Company is in the process of determining the effect the adoption of SFAS No. 159 will have, if any, on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
REVENUE
For the third quarter of 2007, total revenue was $13.1 million compared with $11.5 million in 2006, an increase of 14.1%. This increase was mainly due to the increase in sales in the custom folding carton product line. The custom folding carton line sales were $8.3 million compared with $7.3 million in the third quarter of 2006, an increase of 15.0%. The custom folding carton increase was due primarily to increased demand from several top customers. Sales of the Company’s stock box product line were $2.5 million, an increase of 4.0% over the prior year’s third quarter sales of $2.4 million. Personalized print sales for the third quarter of 2007 were $1.2 million, relatively unchanged from the prior year’s third quarter sales. Third quarter 2007 commercial print sales grew 101.6% to $0.9 million compared with sales of $0.4 million in the third quarter of 2006. The commercial print increase was primarily due to additional sales driven by capability from the DDM – Digital Imaging, Data Processing and Mailing Services LC acquisition which was effective May 1, 2007.
For the first nine months of 2007, total revenue was $34.8 million compared with $33.6 million in 2006, an increase of 3.8%. This increase was mainly due to the increase in sales in the commercial print product line. The commercial print product line sales were $2.2 million in the first nine months of 2007 compared with $1.0 million in the first nine months of 2006, an increase of 124.5%, and included growth in distribution sales and additional business driven by capability from the DDM – Digital Imaging, Data Processing and Mailing Services LC acquisition, which was effective May 1, 2007. Custom folding carton product line sales were up $0.2 million, or 0.7%, for the first nine months of 2007 compared with 2006. Sales of the Company’s stock box product line were $7.0 million, relatively unchanged from the prior year’s first nine month’s sales. Personalized print sales for the first nine months of 2007 were $3.7 million compared with $3.8 million in the same period of 2006, down 2.9%.
EXPENSES AND MARGINS
Gross margin was 8.1% for the third quarter of 2007, a decrease from 11.2% in the third quarter of 2006. This decrease was a result of weaker product sales mix, higher paperboard costs and higher energy costs combined with increased repairs and maintenance expense. Selling, general, and administrative (SG&A) costs for the third quarter of 2007 were $2.5 million compared with $2.3 million in the same period last year. Included in SG&A was approximately $0.3 million in charges associated with the realignment of personnel and associated severance related costs.
Gross margin was 8.3% for the first nine months of 2007, compared to 8.5% in the same period last year. Improvements in yield on higher volume was offset by higher paperboard costs and increase in repairs and energy costs. Selling, general, and administrative costs were $7.4 million for the first nine months of 2007, an increase of $0.2 million from the prior year’s first nine months. This increase was the result of $0.3 million in severance related costs and increases in wage and benefit-related expenses, partially offset by lower advertising, stock-based compensation and bad debt expenses.
TAXES
The Company’s effective tax rate for the third quarter of 2007 was 33.1% and 33.0% for the first nine months of 2007, which approximates the Company’s expectations. The effective tax rates for 2006 were 33.3% and 34.2% for the third quarter and first nine months, respectively.
NET LOSS AND LOSS PER SHARE
The net loss for the third quarter of 2007 was $1.1 million, an increase in loss of $0.3 million from the third quarter of 2006. This increase in loss was due to expenses and margins previously discussed. Diluted loss per share was $0.31 in the third quarter of 2007 and $0.21 in the third quarter of 2006.
The net loss for the first nine months of 2007 was $3.1 million, compared with $2.9 million in the first nine months of 2006. This increase in loss was due to expenses and margins previously discussed. Diluted loss per share was $0.90 in the first nine months of 2007 and $0.83 in the first nine months of 2006.

LIQUIDITY
Cash, cash equivalents and temporary investments were $0.3 million at September 29, 2007, compared with $3.4 million at December 31, 2006.
The Company has access to an $8.0 million committed line of credit with a commercial bank, which expires in February, 2010. At September 29, 2007, $1.8 million was borrowed and an additional $0.3 million was in use through standby letters of credit. Interest on the line of credit is either LIBOR plus 100 basis points or the prime rate, at the Company’s option.
The lower cash, cash equivalents and temporary investments, along with the increase in debt under the line of credit, were primarily the result of higher working capital requirements, net losses, and an increase in capital expenditures including the acquisition of DDM assets, partially offset by non-cash depreciation and amortization expense.
Accounts receivable at September 29, 2007 was $1.8 million higher compared with December 31, 2006, due to strong sales in September 2007. Finished goods inventory was $0.9 million higher at September 29, 2007 compared with December 31, 2006 as a result of shipment timing and some inventory build-up for our stock box line and a new custom folding carton customer.
Capital expenditures for the first nine months of 2007 were $2.0 million compared with $0.5 million for the first nine months of 2006. Capital expenditures includes $0.8 million related to the DDM purchase transaction that was closed by the Company effective May 1, 2007. Depreciation and amortization for the first nine months of 2007 was $3.6 million compared with $3.8 million in the same period last year.
The Company believes that cash, cash equivalents and the line of credit, are sufficient to meet cash requirements for operations, capital expenditures and debt service for the balance of 2007.
There were no share repurchases by the Company during the first nine months of 2007. The Company has authorization to repurchase 100,885 shares at September 29, 2007. The closing price of the Company’s stock at September 29, 2007 was $8.60. At this price, the repurchase of 100,885 shares would require $867,611.
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
Risks due to fluctuation in interest rates are not material to the Company at September 29, 2007 because of minimal exposure to floating rate debt. The Company had no balance in temporary investments at September 29, 2007.
Since May of 2003, over 90% of the Company’s power needs are met through natural gas. The Company has investigated supply contracts of various lengths, and currently it has supply arrangements for fixed prices on approximately 95% of its estimated usage through April 2008 and approximately 50% of its estimated usage from May 2008 through September 2009. Historically, the price of natural gas has fluctuated widely. Although the Company is concerned about cost, its main concern is availability. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel-powered generator. Although such generators are generally available, the Company cannot be assured that a generator adequate to meet the Company’s needs would be available if and when such need should arise.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a — 15(e) and 15(d) — 15(e) of the Securities Exchange Act of 1934, as of September 29, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2007. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans or	Purchased Under the
Period	Purchased	(or Unit)	Programs	Plans or Programs
July 1 — July 28, 2007	—	—	—	100,885
July 29 — August 25, 2007	—	—	—	100,885
August 26 — September 29, 2007	—	—	—	100,885

Total	—	—	—
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

MOD-PAC CORP.

(Registrant)

Date: November 8, 2007	By: /s/ David B. Lupp

David B. Lupp
Chief Financial Officer