Form 10-K
period 2007-12-31
MOD PAC CORP
filed 2008-03-14
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2007
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 15, 2008, 3,455,131 shares were outstanding, consisting of 2,793,568 shares of Common Stock $.01 Par value and 661,563 shares of Class B Stock $.01 Par Value. The aggregate market value, as of June 30, 2007, of the shares of Common Stock and Class B Stock of MOD-PAC CORP. held by non-affiliates was approximately $29,453,440 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2008 are incorporated by reference into Part III of this Report.

PART I
Item 1. BUSINESS
Forward Looking Information
Certain statements contained in this report are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the word “anticipate,” “believe,” “expect,” “estimate,” “project,” and similar expressions are generally intended to identify forward looking statements. Any forward looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in MOD-PAC CORP’s (MOD-PAC) communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product and market channel expansions, capacity utilization and expansion, and repurchase of capital stock, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties, and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:
•	Overall economic and business conditions;

•	The demand for MOD-PAC’s goods and services;

•	Customer acceptance of the products and services MOD-PAC provides;

•	Competitive factors in print services and the folding cartons industries;

•	Changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	The availability and costs of natural gas supplies in Western New York State;

•	The internal and external costs of compliance with laws and regulations such as Section 404 of the Sarbanes-Oxley Act of 2002;

•	Litigation against the Company.
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
We provide products in two primary categories, folding cartons and print services.

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
Print Services:
Commercial: MOD-PAC produces a variety of commercial print products, including business cards, direct mail post cards, letterhead and corporate stationery, presentation folders, booklets and product flyers. On May 2, 2007, MOD-PAC acquired certain assets of DDM-Digital Imaging, Data Processing and Mailing Services, LC (DDM) for $850,000 in cash plus transaction costs. This transaction has resulted in additional print service capabilities for MOD-PAC including variable print, mailing and fulfillment. Our channels to market include North American businesses through a dealer network, strategic partnerships with access to certain niche direct customers, and targeted regional and national direct customers that will benefit from our print service capabilities, including those customers that we obtained as a result of the DDM asset purchase. We have the capabilities to meet the on-demand needs of our commercial customers by providing economically-priced, short run, high quality products with short turn around times. Our customers are in a wide range of industries including financial services, marketing, medical, political and legal.
Personalized: MOD-PAC produces a variety of event-oriented products for both the corporate and consumer markets including invitations, announcements and napkins for all social occasions such as corporate events, weddings, graduations and anniversaries. We are able to leverage our operational capabilities to deliver highly variable, smaller quantities of personalized print products with short turn around times to meet the customized needs of our customers. Our channels to market include primarily retailers, such as bridal and gift shops, and branded internet web resellers.
General Development of Business
An important event in the Company’s history was when we were spun-off from Astronics Corporation, our former parent company, on March 14, 2003. The spin-off was accomplished by means of a distribution (the Distribution) of all of the outstanding shares of MOD-PAC’s common stock and Class B stock. The shares of MOD-PAC were distributed on a pro-rata basis to the shareowners of Astronics in a tax-free distribution. The Astronics’ Board of Directors set a one-for-two distribution ratio, in which (i) each Astronics common stock owner received one share of MOD-PAC common stock for every two shares of Astronics common stock owned on the record date for the Distribution and (ii) each Astronics Class B stock owner received one share of MOD-PAC Class B stock for every two shares of Astronics Class B stock owned on the record date for the Distribution. At the time of the Distribution, MOD-PAC became a separately traded, publicly held company.
MOD-PAC’s business has evolved considerably over the last five years because of the development of our commercial print product line for VistaPrint, a former customer of the Company, as well as the success of our custom folding carton product line which has gained new customers and captured more business from existing customers. In 2002, we began servicing VistaPrint, which was a front-end web store for commercial print to the small office/home office market. MOD-PAC produced and distributed the orders VistaPrint received. In order to respond to the growth in sales of the commercial print product line for VistaPrint and high custom folding carton growth, MOD-PAC rapidly increased its capacity with capital expenditure investment and increased employment. In July 2004, the Company announced a new agreement to terminate the supply agreement with VistaPrint, which was scheduled to expire in April 2011. At that time, VistaPrint had decided to bring a majority of its printing needs in house. In connection with this, MOD-PAC received $22 million as a contract buy-out fee from VistaPrint on September 1, 2004 and established a new supply agreement. This new agreement expired on August 30, 2005.
On April 15, 2005, the Company agreed to amend the new supply agreement with VistaPrint, which modified the exclusivity provision regarding the North American market through August 2005. As a result of the amendment, VistaPrint was allowed to produce and ship product to its North American customers from its Windsor, Ontario plant in advance of the expiration of the contract, provided MOD-PAC received payments that approximated the fixed costs and mark-up on any products VistaPrint shipped to its customers. Simultaneously, the Company executed a supply agreement with VistaPrint for the 12-month period ending August 30, 2006. VistaPrint was not obligated to purchase printed products from MOD-PAC under this agreement. Since the fourth quarter of 2005, VistaPrint has been able to fulfill all of their print needs in-house, and therefore, no further orders have been received by MOD-PAC.
Overall, MODPAC continues to grow the folding carton and print services business as it continues to recover from the ending of the business relationship with such a large customer.
Practices as to Maintaining Working Capital
Part of the Company’s strategy is to minimize working capital requirements by reducing production cycle times, generally enabling the Company to generate substantially all its working capital requirements from operations. The Company has access to a committed and secured line of credit with a commercial bank of $5.0 million. At December 31, 2007, the Company had $0.4 million drawn on the line. The Company believes cash equivalents, which totaled $0.1 million at December 31, 2007, in combination with the line of credit and cash generated from its 2008 operations, can meet its obligations, other working capital requirements and capital expenditure needs in 2008.
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
For commercial print products, the market we are targeting is served by approximately 17,000 small U.S. printers that typically have less than 100 employees. These small operations do not have the technological capabilities equivalent to MOD-PAC, lack the variety of print and finishing capabilities, variable print and mailing service capabilities and are often geographically constrained to local customers. There are several larger competitors in this sector, such as Modern Postcard, Champion Industries, Consolidated Graphics, Inc., Taylor Corporation and BCT International.
Our success is dependent upon our competitive pricing, innovative and responsive customer support, creative graphics support, print service capabilities and short lead-time delivery performance. We believe our investments in state-of-the-art technology and production processes will enable us to continue introducing new, enticing product designs and value added services. We focus on consistently providing flexible and responsive service for our customers, with just in time delivery.
Employees
The Company employed 454 employees as of December 31, 2007. The Company considers its relations with its employees to be good.
Raw Materials and Components
Our principal raw materials are paperboard, paper and ink which are available from multiple sources. We purchase most of these raw materials from a limited number of strategic and preferred suppliers. The paper industry is cyclical and prices can fluctuate, and we have been somewhat impacted in recent years by increases in paper prices.

International Quality Standards
Our principal printing and packaging plant is ISO 9001:2000 registered for folding carton production. ISO 9001:2000 standards are an international consensus on effective management practices with the goal of ensuring that a company can consistently deliver its products and related services in a manner that meets or exceeds customer quality requirements. ISO 9001:2000 standards set forth the requirements that a company’s business and production systems must meet to achieve a high standard of quality. As an ISO 9001:2000-registered manufacturer, we can represent to our customers that we maintain high quality industry standards in the education of our employees and the design and manufacture of our products.
Environmental and Other Governmental Regulations
We are subject to various federal, state and local laws relating to the protection of the environment. We continually assess our obligations and compliance with respect to these requirements. We believe we are in material compliance with all existing applicable environmental laws and permits and our current expenditures will enable us to remain in material compliance. Because of the complexity and changing nature of environmental regulatory standards, it is possible situations will arise from time to time that require us to incur expenditures in order to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations or financial condition and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2008.
Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health. We believe we are in material compliance with these laws and regulations and do not believe future compliance with such laws and regulations will have a material adverse effect on our operating results or financial condition.
Information Regarding Industry Segments
The Company operates as one reporting segment. The Company’s customer base is comprised of companies and individuals throughout the United States and North America and is diverse in both geographic and demographic terms. The format of the information used by the Company’s CEO is consistent with the reporting format used in the Company’s 2007 Form 10-K and other external information.
Available Information
The Company files its financial information and other materials required by the SEC electronically with the SEC. These materials can be accessed electronically via the Internet at www.sec.gov. Such materials and other information about the Company are available through the Company’s website at www.modpac.com under the Investor Relations information section.

Item 1A. RISK FACTORS
▪	Significant increases in the cost of energy or raw materials could have a material adverse effect on the Company’s margins and income from operations. Increases in paper costs, which represent a significant portion of our raw material costs, and any decrease in availability of paper could adversely affect our business.

▪	We have been dependent on certain customers, the loss of which could have material adverse effects on product sales and, depending on the significance of the loss, our results of operations, financial condition or cash flow. The Company’s ability to generate cash flows is dependent, in significant part, on its ability to reestablish growth in sales volume and maintain or increase selling prices that it realizes for its products.

▪	The Company’s ability to successfully implement its business strategies, its efforts to expand its markets for print services and to realize anticipated savings is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control.

▪	The Company faces intense competition, and if it is unable to compete successfully against other manufacturers of paperboard, cartons, commercial print, or provider of print services, it could lose customers and its revenue may decline.

▪	The Company’s net sales and profitability could be affected by intense pricing pressures. If the Company’s facilities are not as cost efficient as those of its competitors, or if its competitors otherwise choose to lower prices, the Company may lose customers to its competitors, which could negatively impact its revenue, cash flows and financial condition.

▪	Delays in our plans to improve manufacturing productivity and control costs of operations could negatively impact our margins.

▪	Any prolonged disruption in production due to labor difficulties, equipment failures, destruction of or material damage to any of the Company’s facilities could have a material adverse effect on the Company’s net sales, margins and cash flows.

▪	If we cannot protect our reputation due to product quality and liability issues, our business could be harmed.

▪	We are dependent on key management personnel. We cannot be certain that we will be able to retain our executive officers and key personnel or attract additional qualified management in the future.

▪	Work stoppages and other labor relations matters may make it substantially more difficult or expensive for the Company to manufacture and distribute its products, which could result in decreased sales or increased costs, either of which would negatively impact its financial condition and results of operations.

▪	The Company is subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under such laws or regulations, could negatively impact its financial condition and results of operations.

▪	The Company may unknowingly, or inadvertently violate the intellectual property rights of others as it innovates new ways to capture, aggregate, process and print orders from the internet which could result in the payment of damages or injunctions which could interfere with the Company’s business.

▪	The Company may not be able to adequately protect and defend its intellectual property and proprietary rights, which could harm its future success and competitive position.

▪	The Company has incurred operating losses over the past two years, and may not be profitable in 2008. These losses have resulted principally from a reduction in sales due to the loss of a significant customer, VistaPrint Limited. In the event the Company is not unable to increase sales and/or reduce costs to offset the loss of this customer, its operating losses are likely to continue.

▪	Unfavorable or uncertain economic and market conditions, which can be caused by: outbreaks of hostilities or other geopolitical instability; declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation, interest rates, exchange rate volatility, default rates or the price of basic commodities; corporate, political or other scandals that reduce investor confidence in capital markets; natural disasters or pandemics; or a combination of these or other factors, may adversely affect, our business and profitability.

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
We believe the 335,000 square foot corporate headquarters, printing and manufacturing property and the 50,000 square foot Blasdell property have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. The Company entered into a forty-nine year lease for the 230,000 square feet of office and warehouse buildings in November 2003. These buildings are adjacent to our corporate headquarters, printing and manufacturing property and were acquired for potential expansion of such facilities. In 2004, we undertook a survey of these buildings, developed a rehabilitation program, and spent $0.9 million in connection with this program. In 2005, we spent $1.7 million in connection with this rehabilitation program. We spent $0.2 million in 2006 and $0.1 million in 2007. Currently, portions of this space are being rented to third parties. Future rehabilitation expenditures will be based on our anticipated facility requirements.
Item 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II

Item 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On March 14, 2003, the Company was spun-off from Astronics Corporation in a tax-free distribution to the shareholders of Astronics Corporation and became listed on the NASDAQ National Market under the symbol MPAC. Except for a special $7,000,000 dividend paid to Astronics Corporation on December 31, 2002, in connection with its spin-off from Astronics, the Company has not paid any cash dividends in the five-year period ended December 31, 2007. The Company has no plans to pay dividends as it plans to retain all cash from operations as a source of capital to finance growth in the business. As of February 15, 2008, there were approximately 544 registered shareholders for the Company’s Common Stock and 492 registered shareholders for the Class B stock. The Company did not sell any unregistered securities in 2007.
Quarterly information for each quarterly period during 2007 and 2006 on the range of prices for the Company’s Common Stock appears in the following table:

	2007				2006
Quarter	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$8.99	$10.66	$11.17	$11.90	$12.50	$11.25	$11.60	$12.40

Low	$6.60	$7.44	$9.50	$9.66	$9.50	$8.00	$9.55	$10.75
PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER

			(c) Total Number of Shares	(d) Maximum Number of
	(a) Total Number	(b) Average Price	(or Units) Purchased as Part	Shares (or Units) that May
	of Shares (or	Paid per Share	of Publicly Announced Plans	Yet Be Purchased Under
Period	Units) Purchased	(or Unit)	or Programs	the Plans or Programs

Sept. 30 – Oct. 27, 2007	0	N/A	0	100,885
Oct. 28 –Nov. 24, 2007	0	N/A	0	100,885
Nov. 25 - Dec. 31, 2007	0	N/A	0	100,885

Total	0	N/A	0	100,885

CORPORATE PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return of (i) the Company, (ii) the Nasdaq Non-Financial Stocks and (iii) the NASDAQ Composite – Total Returns for the period March 14, 2003 through December 31, 2007.
COMPARISON OF 57 MONTHS CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 2007
TOTAL RETURN DATA POINTS

	3/14/03	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
MOD-PAC CORP.	100.0	134.5	214.4	188.9	184.9	125.88

NASDAQ Composite – Total Returns	100.0	150.5	164.2	167.6	186.2	206.48
NASDAQ Non-Financial	100.0	152.5	164.3	168.0	184.2	197.00
Source: Research Data Group, Inc.

Item 6. SELECTED FINANCIAL DATA

(dollars in thousands, except for per share data)	2007	2006	2005	2004	2003

Performance:
Revenue (1)	$48,190	$46,559	$71,193	$50,280	$41,215
Cost of Products Sold	$43,725	$42,243	$42,960	$37,008	$31,474
Gross Margin	9.3%	9.3%	39.7%	26.4%	23.6%
Selling, General and Administrative Expenses	$9,850	$9,479	$10,476	$7,658	$6,161
Operating Margin	(11.2%)	(11.1%)	24.9%	11.2%	8.7%
Net (Loss) Income (2)	$(4,101)	$(3,431)	$11,028	$3,722	$2,065
Net Margin	(8.5%)	(7.4%)	15.5%	7.4%	5.0%
Basic (Loss) Earnings Per Share	$(1.19)	$(1.00)	$3.07	$1.00	$0.55
Weighted Average Shares Outstanding – Basic	3,450	3,442	3,593	3,728	3,772
Diluted (Loss) Earnings Per Share	$(1.19)	$(1.00)	$2.97	$0.97	$0.54
Weighted Average Shares Outstanding – Diluted	3,450	3,442	3,708	3,821	3,837
(Loss) Return on Average Assets	(11.4%)	(8.3%)	21.7%	7.6%	5.9%
(Loss) Return on Average Equity	(14.8%)	(11.0%)	38.8%	16.2%	9.8%

Year End Financial Position:
Total Assets	$32,794	$39,006	$43,724	$57,960	$40,381
Line of Credit	$400	—	—	—	—
Long Term Debt (excluding current portion)	$2,050	$1,931	$1,969	$2,057	$9,657
Shareholders’ Equity	$25,801	$29,661	$32,598	$24,272	$21,816
Book Value Per Share	$7.47	$8.60	$9.50	$6.66	$5.86

Other Data:
Depreciation and Amortization	$4,970	$5,011	$5,667	$4,951	$4,075
Capital Expenditures	$2,707	$1,028	$4,732	$6,316	$8,600
Shares Outstanding at year-end — Common	2,788	2,756	2,716	2,717	2,744
— Class B	667	693	717	925	976
Number of Registered Shareholders — Common	544	597	642	662	806
(as of February 15, 2008) — Class B	492	537	591	641	1,756

(1)	Includes $19,556 and $2,443 of revenue in 2005 and 2004 related to the amortization of the contract buy-out fee.

(2)	Includes $319 expense for goodwill impairment in 2007.

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
Overview
MOD-PAC’s plan for returning to higher growth and profitability is by continuing to gain market share in custom folding cartons, implementing reductions to our cost structure and pursuing aggressive growth in the commercial print services market. We continue to pursue growth from existing custom folding carton customer relationships and development of business through new customers in markets that have requirements characterized by high product variability, short production cycle times and variable print run quantities. We are also working on cost reductions in various areas throughout the Company including tightening management of labor costs, enhancing productivity in operations, reducing paperboard waste and heightening controls on equipment and facility maintenance programs. In addition, we continue to work to grow back the business subsequent to the decision of a very large former commercial print customer to buyout their contract with MOD-PAC and end the business relationship in 2005. During 2007, we purchased the assets of DDM, which resulted in additional capabilities for the Company including variable print, mailing and fulfillment. We plan to grow our commercial print and print services sales through our dealer network, strategic partnerships with access to certain direct niche customers, and targeted direct customers that will benefit from our newly acquired print service capabilities.
Revenue
2007 compared with 2006
For fiscal 2007, revenue was $48.2 million compared with $46.6 million in 2006, an increase of $1.6 million or 3.5%.
The custom folding cartons product line had sales of $29 million in 2007, relatively unchanged from 2006. The Company’s ability to provide short run, highly variable print at competitive prices continues to attract new customers as well as increased sales from existing customers. During 2007, however, we experienced significant declines in two large accounts due to various market driven factors and production slowdowns at their operations. These declines were offset by new customer accounts and increased orders from other existing customers.
The stock box product line had net sales of $10.9 million in 2007, up $0.1 million, or 0.8%, from $10.8 million in 2006. Stock boxes are primarily sold to confectioners.
The commercial print product line had sales of $3.1 million in 2007, up $1.7 million, or 115.3%, from $1.4 million in 2006. $1.4 million of this growth was driven by new capabilities resulting from the DDM asset purchase in May 2007.
The personalized print product line had sales of $4.7 million in 2007, down $0.1 million, or 2.5%, from $4.8 million in 2006. Internet-based sales for 2007 grew to $1.8 million, an 8.9% increase compared with $1.6 million in 2006.
2006 compared with 2005
For fiscal 2006, revenue was $46.6 million compared with $71.2 million in 2005, a decrease of $24.6 million or 34.6%. Included in 2005 revenue was $19.6 million associated with the contract buy-out fee received from our former customer Vista Print. Excluding the revenue related to the contract buy-out fee, 2006 revenue decreased $5.0 million, or 9.7%, from 2005.
The custom folding cartons product line had sales of $29.0 million in 2006, up $5.3 million, or 22.6%, from $23.6 million in 2005. The Company’s ability to provide short run, highly variable print at competitive prices continues to attract new customers as well as increased sales from existing customers. Approximately 57% of this increase came from new customers, while 43% came from higher volumes with existing customers.
The stock box product line had net sales of $10.8 million in 2006, up $1.0 million, or 10.4% from $9.8 million in 2005. Stock boxes are primarily sold to confectioners, which drove most of this growth in 2006.

The commercial print-on-demand product line had sales of $1.4 million in 2006, down $13.0 million, or 90% from $14.4 million in 2005. Until the fourth quarter of 2005, commercial print product sales were, for the most part, to VistaPrint. Sales within this product line are primarily the result of the relationships formed in 2006 with nationwide print distributors.
The personalized print line had sales of $4.8 million in 2006, up $1.4 million, or 41.4% from $3.4 million in 2005. Sales growth in the personalized print line was mainly the result of web-based sales from partnerships and other internet stores.
Cost of Products Sold
As a percentage of revenue, the cost of products sold were 90.7%, 90.7%, and 60.3% for the years 2007, 2006, and 2005, respectively. Excluding the amortization of the contract buy-out fee, the cost of products sold was 83.2% for 2005.
Cost of products sold remained relatively flat from 2006 to 2007 as the factory remains under-utilized. Improvements in yield and lower depreciation expense were offset by higher labor, repair, paperboard and utility cost. During 2007, we purchased the assets of DDM along with additional mailing services related equipment. We began using the assets purchased from DDM late in the first half of 2007, and most of the additional mailing services equipment was purchased in late 2007 for anticipated use during 2008.
The increase in cost of products sold in 2006 to 90.7% of revenue from 83.2% of revenue, excluding the amortization of the contract buy-out fee in 2005 was primarily the result of under-utilization of the factory caused by the decrease in revenue in the commercial print product line due to the loss of the VistaPrint business.
During 2005, we added additional capacity for finishing including a stitchmaster, folder, and cutter that allowed us to enlarge our portfolio of commercial print products. During the latter half of 2005 and throughout 2006, print capacity was underutilized and pressure was placed on our cost of products sold. Changing sales mix also contributed to the increase in costs.
Selling, General and Administrative Costs
Selling, general and administrative (SG&A) costs were $9.9 million in 2007 compared with $9.5 million in 2006, and $10.5 million in 2005. As a percentage of total revenue, SG&A costs were 20.4%, 20.4%, and 14.7%, for the years 2007, 2006 and 2005 respectively. Excluding the amortization of the contract buy-out fee, selling, general, and administrative costs were 20.3% for 2005.
The majority of SG&A costs were related to salaries and benefits for sales and administrative personnel. Included in 2007 SG&A was $0.4 million in costs associated with workforce reduction and $0.2 million of accelerated depreciation related to the reduction in useful lives of certain software assets. 2007 SG&A without the workforce reduction costs and accelerated depreciation cost was lower than 2006 due to lower advertising expense, stock option expense and bad debt reserve, partially offset by higher wages due the increased number of employees subsequent to the DDM asset purchase in May 2007.
Reductions in advertising for website promotion were the primary reason for the decline from 2005 to 2006, partially offset by stock-based compensation expense of $0.4 million due to the adoption of SFAS 123(R) in the first quarter of 2006.
Interest Expense
Interest expense was $248 thousand, $205 thousand, and $216 thousand, respectively, in 2007, 2006, and 2005.
Provision for Income Taxes
Our effective income tax rate was 31.2% in 2007, 33.8% in 2006, and 38.0% in 2005. We recorded income tax benefits in 2007 and 2006 due to our losses. The 2007 tax benefit was recorded at a rate lower than customary due to the Company’s goodwill impairment charge which is a permanent non-deductible expense for income tax purposes.

The 2005 tax rate was higher than would be customary due to an increase in the valuation allowance for deferred tax assets related to New York State Tax Credits. New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. The enacted legislation will lower the apportionment of the Company’s taxable income to New York State and should result in lower New York State income taxes in future years. Accordingly, the Company’s ability to use or realize New York State tax credits was reduced. As a result, the Company increased its valuation allowance reflecting an increase to income tax expense of approximately $696,000 in 2005.
Net Loss/Income
Net loss in 2007 was $4.1 million, an increase in loss of $0.7 million, or 19.5%, from 2006’s net loss of $3.4 million. Included in non-operating expense was $0.4 million in asset impairment charges for goodwill relating to an acquisition made by the Company in the 1980’s and a plant and equipment impairment.
The net loss in 2006 was a decrease of $14.5 million, or 130.9%, from 2005’s net income of $11.0 million. This decrease was mainly a result of the loss of the VistaPrint business in 2005 and $19.6 million of revenue recognized in 2005 related to the contract buy-out fee.
Earnings Per Share
There was no effect for stock options that were dilutive at December 31, 2007, since the Company had a net loss. The Company bought back no shares in 2007.
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
Liquidity and Capital Resources
In 2007, cash used in operations was $1.0 million, compared with $0.8 million provided by operations in 2006. This decrease was primarily the result of higher working capital requirements during 2007. In 2006, cash provided by operating activities was $3.6 million more than the $2.8 million in cash used in 2005. This increase was mainly the result of $7.5 million of income taxes paid in 2005, exclusive of the impact of the contract-buy-out, and by higher 2005 cash flows from other working capital accounts and higher depreciation and amortization expense.
Capital expenditures for 2007 were $2.7 million compared with $1.0 million in 2006 and $4.7 million in 2005. Expenditures in 2007 were primarily for mailing services equipment, including the DDM asset purchase, along with additional investment in systems and building improvements. Expenditures in 2006 were primarily related to building improvements; certain productivity improvement equipment; and software, used for on-line proofing, order fulfillment and warehouse management. Expenditures in 2005 of $4.7 million primarily related to additional production equipment and, to a lesser extent, additional production facilities. The Company anticipates up to approximately $1.5 million in capital spending for 2008.
Temporary investments, along with cash and equivalents, declined in 2007 to fund operations, capital expenditures and the DDM asset purchase. Temporary investments declined $1.7 million in 2006 and primarily resulted in an increase to cash and cash equivalents. The Company used temporary investments in 2005 of $7.5 million to pay income taxes above our regular requirements as all of the income taxes associated with the advanced buy-out fee were paid in 2005.
Throughout most of 2007, the Company had access to an $8.0 million committed line of credit with a commercial bank. As the fourth quarter of 2007 ended, it was determined that the Company would violate its financial covenants at year end. The Company’s commercial bank has granted a waiver for the covenant violations. In addition, the Company has executed an amendment to the credit agreement which lowers the amount available on the committed line of credit to $5.0 million, in order to reduce costs, and also to change the financial covenants for 2008 and 2009 to more favorable levels. The line is secured by certain assets of MOD-PAC and the agreement expires in March 2010. The interest rate charged for borrowings under the terms of the facility provide for prime rate plus 50 basis points or LIBOR plus 150 basis points.
In addition to the $0.4 million drawn on the Company’s committed line of credit at year end, an additional $0.25 million was in use through standby letters of credit. Also, the Company separately financed the purchase of certain equipment in the fourth quarter of 2007 in the amount of $0.2 million, and has a commitment to finance the purchase of certain equipment delivered at the end of the fourth quarter of 2008, in the amount of $0.3 million.
A $6 million discretionary lien of credit was available to MOD-PAC during 2006 and 2005 from a commercial bank. The line of credit was used once in 2006; however, no amount was outstanding on the line at December 31, 2006. The Company did not use the line of credit in 2005.
During 2005, the Company expended $3.5 million for the repurchase of a total of 292,787 shares, or approximately 8.5% of the total shares outstanding. In August of 2005, the Company received authorization from its Board to purchase an additional 200,000 shares for its share repurchase program. There were no shares repurchased in 2006 and 2007. At December 31, 2007, the Company’s outstanding authorization for repurchase of shares is 100,885. The closing price of the Company’s stock as of December 31, 2007 was $7.49. At this price, the repurchase of 100,885 shares would require $755,629.
The Company believes that cash, cash equivelents, projected cash flow from operations, and the committed line of credit are sufficient to meet its cash requirements for operations, capital expenditures and common stock redemptions, if any, for 2008. The Company expects to maintain compliance with the covenants on its committed line of credit throughout 2008.
Contractual Obligations
(in thousands)
Payments Due by Period

Contractual Obligation	Total	2008	2009-2010	2011-2012	After 2012

Line of Credit	$400	—	$400	—	—
Long-Term Debt	298	48	105	118	27
Capital Lease Obligations — Principal	1,800	—	—	—	1,800
Capital Lease Obligations — Interest	6,199	155	314	360	5,370
Operating Leases	1,296	540	746	10	—
Purchase Commitments	1,381	923	458	—	—

Total	$11,374	$1,666	$2,023	$488	$7,197

Off-Balance Sheet Arrangements
The only off-balance sheet arrangements the Company has are operating leases for equipment and two automobile leases. Rental expense under these non-cancellable leases was $561,000 in 2007, $492,000 in 2006, and $492,000 in 2005. Minimum future rental payments under non-cancellable operating lease obligations as of December 31, 2007 are: 2008, $540,000; 2009, $445,000; 2010, $301,000; 2011 $10,000 and none thereafter.

Relationship with VistaPrint Limited
The Company performed no printing and order fulfillment services for VistaPrint Limited in 2007 and 2006. Services provided in 2005 generated revenue of $12.0 million. There were no outstanding receivables from VistaPrint as of December 31, 2007 and 2006. In 2005, the Company also recognized $19.6 million of revenue attributable to the amortization of the $22 million contract buy-out fee received on September 1, 2004 in connection with the new supply agreement. Robert S. Keane is a shareholder in and chief executive officer of VistaPrint Limited and is the son of Kevin T. Keane, the Chairman of the Board of Directors of MOD-PAC.
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
On April 15, 2005, the Company agreed to an amendment of the supply agreement with VistaPrint, which modified the exclusivity provision regarding the North American market. As a result, VistaPrint was allowed to produce and ship product to its customers in North America from its Windsor, Ontario plant prior to August 31, 2005, the expiration of the supply agreement, in exchange for payments to MOD-PAC that approximated MOD-PAC’s fixed costs and mark-up on such costs for the actual products VistaPrint ships. These payments totaled $2,154,000 in 2005. Simultaneously, the Company executed a supply agreement with VistaPrint for the 12 month period ending August 30, 2006. This agreement established unit pricing for volumes above $750,000 per month, and for volumes below that threshold, a low volume surcharge was put into place. However, VistaPrint was not obligated to purchase printed products from MOD-PAC under this agreement. During the fourth quarter of 2005, given the final conclusion that the Company no longer expected to have sales to VistaPrint, the remaining $14.1 unamortized portion of the contract buy-out fee was recognized as revenue.
Recently Issued Accounting Standards
In June of 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement. The scope of this consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to sales, use, value added and some excise taxes. Additionally, this consensus seeks to address how a company should address the disclosure of such items in interim and annual financial statements, either gross or net pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. EITF Issue 06-3 is effective for all financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statement of operations. No change in presentation resulted from the adoption of EITF 06-3.
In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. Interpretation 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of Interpretation 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.
In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations; the effective date for the Company will be January 1, 2009. The Company has not yet determined the impact of SFAS 141R related to future acquisitions, if any, on the Company’s consolidated financial statements.
Critical Accounting Policies
Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. The preparation of the Company’s financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported. These estimates, assumptions and judgments are affected by management’s application of accounting policies, which are discussed in Note 2 of Item 8, Financial Statements and Supplementary Data of this report. The critical accounting policies have been reviewed with the audit committee of our board of directors.
Revenue Recognition
Revenue is recognized on the accrual basis, which is at the time of shipment of goods or acceptance at the United States Postal Service.
Accounts Receivable and Allowance for Doubtful Accounts
A trade receivable is recorded at the value of the sale. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Generally, amounts not collected from customers within 120 days of the due date of the invoice are credited to an allowance for doubtful accounts. After collection efforts have been exhausted, uncollected balances are charged off to the allowance.
Inventory Valuation
Inventories are stated at the lower of cost or market, with cost being determined in accordance with the first-in, first-out method. Costs included in inventory are the cost to purchase the raw material, the direct labor incurred on work in progress and finished goods, and an overhead factor based on other indirect manufacturing costs incurred.
Deferred Tax Asset and Liability Valuation Allowances
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits not expected to be realized. Investment tax credits are recognized on the flow through method. Specifically and with respect to deferred tax assets, the Company had gross deferred assets at December 31, 2007 of $4.3 million related to New York State tax credits. These credits are subject to certain statutory provisions, such as length of available carry-forward period and minimum tax, which reduces the probability of realization of the full value of such credits. Management estimates the amount of credits the Company is likely to realize in the future based on actual historical realization rates and the statutory carry-forward period. As a result of the analysis performed as of December 31, 2007, management adjusted the valuation allowance for these credits to $4.3 million.
Stock-Based Compensation
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
Risks due to fluctuation in interest rates are not material to the Company at December 31, 2007 because of minimal exposure to floating rate debt. The Company had no balance in temporary investments at December 31, 2007.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited the accompanying consolidated balance sheets of MOD-PAC CORP. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MOD-PAC CORP. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock based compensation.
/s/ Ernst & Young LLP
Buffalo, New York
March 12, 2008

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEET

(in thousands)	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$98	$2,444
Temporary investments	—	1,000
Trade accounts receivable	4,332	4,078
Allowance for doubtful accounts	(76)	(74)

Net trade accounts receivable	4,256	4,004
Inventories	3,541	3,235
Refundable income taxes	—	685
Prepaid expenses	259	449

Total current assets	8,154	11,817

Property, plant and equipment, at cost:
Land	1,331	1,307
Buildings and equipment	14,275	13,927
Machinery and equipment	50,961	49,691
Construction in progress	1,245	466

	67,812	65,391
Less accumulated depreciation and amortization	(44,488)	(39,654)

Net property, plant and equipment	23,324	25,737
Other assets	1,316	1,452

Total assets	$32,794	$39,006

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEET (Continued)

(in thousands)	December 31,
	2007	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$48	$37
Account payable	2,912	3,872
Accrued expenses	815	1,048

Total current liabilities	3,775	4,957

Line of credit	400	—
Long-term debt	2,050	1,931
Other liabilities	269	31
Deferred income taxes	499	2,426

Total Liabilities	6,993	9,345

Shareholders’ equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued 3,414,051 at December 31, 2007; 3,381,881 at December 31, 2006	34	34
Class B stock, $.01 par value, authorized 5,000,000 shares, issued 666,778 at December 31, 2007; 692,738 at December 31, 2006	7	7
Additional paid-in capital	2,129	1,888
Retained earnings	29,696	33,797

	31,866	35,726
Less treasury stock at cost: 625,698 shares at December 31, 2007 and 2006	(6,065)	(6,065)

Total shareholders’ equity	25,801	29,661

Total liabilities and shareholders’ equity	$32,794	$39,006

See accompanying notes to financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except share data)	Years Ended December 31,
	2007	2006	2005

Revenue:
Net sales	$47,670	$46,015	$51,174
Amortization of buy-out fee	—	—	19,556
Rental income	520	544	463

Total revenue	48,190	46,559	71,193

Costs and expenses:
Cost of products sold	43,725	42,243	42,960
Selling, general and administrative expenses	9,850	9,479	10,476
Interest income	(64)	(100)	(196)
Interest expense	248	205	216
Other expense (income)	389	(82)	(52)

Total costs and expenses	54,148	51,745	53,404

(Loss) income before taxes	(5,958)	(5,186)	17,789
Income tax (benefit) provision	(1,857)	(1,755)	6,761

Net (loss) income	$(4,101)	$(3,431)	$11,028

(Loss) earnings per share:
Basic	$(1.19)	$(1.00)	$3.07

Diluted	$(1.19)	$(1.00)	$2.97

See accompanying notes to financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,101)	$(3,431)	$11,028
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,970	5,011	5,667
Provision for doubtful accounts	61	131	44
Stock option compensation expense	209	378	—
Deferred compensation	—	(32)	44
Deferred income taxes	(1,867)	(1,031)	6,780
Deferred income – advanced payment from VistaPrint	—	—	(19,555)
Asset impairment charges	416	—	—
Loss on disposal of assets	59	—	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(313)	248	568
Refundable or payable income taxes	625	525	(7,955)
Due from or due to Astronics	—	—	(38)
Inventories	(306)	(347)	149
Prepaid expenses	190	(26)	(142)
Other liabilities	238	(365)	—
Accounts payable	(961)	383	956
Accrued expenses	(233)	(648)	(379)

Net cash (used in) provided by operating activities	(1,013)	796	(2,833)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	52	—	—
Decrease in temporary investments	1,000	1,700	9,483
Change in other assets	(60)	(219)	(332)
Capital expenditures	(1,900)	(1,028)	(4,732)
Acquisition of DDM assets	(947)	—	—

Net cash (used in) provided by investing activities	(1,855)	453	4,419

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(38)	(88)	(86)
Increase in line of credit	400	—	—
Proceeds from loan	168	—	—
Proceeds from issuance of stock	32	105	616
Purchase of treasury stock	—	—	(3,522)
Deferred financing fees	(40)	—	—

Net cash provided by (used in) financing activities	522	17	(2,922)

Net change in cash and cash equivalents	(2,346)	1,266	(1,406)
Cash and cash equivalents at beginning of year	2,444	1,178	2,584

Cash and cash equivalents at end of year	$98	$2,444	$1,178

DISCLOSURE OF CASH PAYMENTS
Interest	$248	$205	$216
Income tax (refund) payment, net	$(628)	$(1,235)	$8,399
See accompanying notes to financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Treasury
(in thousands)	Common Stock		Class B Stock		Stock
	Shares	Par	Shares	Par			Paid-In	Retained
	Issued	Value	Issued	Value	Shares	Cost	Capital	Earnings

Balance at December 31, 2004	3,049	$31	925	$10	333	$2,543	$574	$26,200
Net income								11,028
Stock option and employee stock purchase plan, including tax benefit of $205	84	—	—	—	—	—	821
Class B stock converted	208	2	(208)	(3)	—	—	—
Treasury stock purchased	—	—	—	—	292	3,522	—

Balance at December 31, 2005	3,341	$33	717	$7	625	$6,065	$1,395	$37,228
Net loss								(3,431)
Stock compensation expense	—	—	—	—	—	—	378
Stock option and employee stock purchase plan, including tax benefit of $11	16	1	—	—	—	—	115
Class B stock converted	24	—	(24)	—	—	—	—

Balance at December 31, 2006	3,381	$34	693	$7	625	$6,065	$1,888	$33,797
Net loss								(4,101)
Stock compensation expense	—	—	—	—	—	—	209
Stock option and employee stock purchase plan, including tax benefit of $2	7	—	—	—	—	—	32
Class B stock converted	26	—	(26)	—	—	—	—

Balance at December 31, 2007	3,414	$34	667	$7	625	$6,065	$2,129	$29,696

See accompanying notes to financial statements.

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
2. Significant Accounting Policies
Revenue and Expense Recognition
The Company is a manufacturer and printer of folding cartons used primarily in the confectionary and consumer product markets. The Company also markets its print and print service capabilities to the commercial and personalized print markets. Commercial printing includes business cards, direct mail postcards, letterhead and corporate stationery, presentation folders, booklets and product flyers. Print services include variable print, mailing and fulfillment. Personalized printing includes items used for social occasions such as invitations, announcements and napkins. The vast majority of the Company’s sales are to customers in North America, although the Company also ships orders to destinations outside of North America on behalf of its North American customers.
Revenue is recognized on the accrual basis, which is at the time of shipment of goods or acceptance at the United States Postal Service, except for the advance payment received from VistaPrint, which was originally estimated to be amortized, on a straight-line basis, over 36 months from September 2004 through August 2007. During the fourth quarter of 2005, given the final conclusion that the Company would likely no longer have sales to VistaPrint, the remaining $14.1 million unamortized portion of the contract buy-out fee was recognized as revenue. There are no significant contracts allowing for right of return. A trade receivable is recorded at the value of the sale. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Generally, amounts not collected from customers within 120 days of the due date of the invoice are credited to an allowance for doubtful accounts. After collection efforts have been exhausted, uncollected balances are charged off to the allowance. For the year ended December 31, 2007 and 2006, the Company had no revenue from VistaPrint Limited. In 2005 VistaPrint Limited accounted for 47.4% of the Company’s revenue. Shipping and handling costs are expensed as incurred and are included in costs of products sold.
All repairs and maintenance costs are charged to expense.
Advertising costs are expensed when incurred and were $210,000 in 2007, $380,000 in 2006 and $1,056,000 in 2005.
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

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
The table below reflects the pro forma net earnings and net earnings per share for the year ended December 31, 2005:

(in thousands)

Net income, as reported (1)	$11,028
Stock-based compensation included in net income, as reported	—
Adjustment to record compensation expense for stock option awards under the fair value method of accounting (2)	(380)

Net income, including the effect of stock compensation expense	$10,648

Earnings per share:
Basic, as reported for prior years (1)	$3.07
Basic, including the effect of stock compensation expense (3)	$3.01

Diluted, as reported for prior years (1)	$2.97
Diluted, including the effect of stock compensation expense (3)	$2.90

(1)	Net earnings and earnings per share prior to 2006 did not include stock compensation expense for stock options.

(2)	Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.

(3)	Net earnings and earnings per share prior to 2006 represents pro forma information based on SFAS No. 123.
(Loss) earnings Per Share
(Loss) earnings per share computations are based upon the following table:

	Years Ended December 31,
(in thousands, except per share data)	2007	2006	2005

Net (loss) income	$(4,101)	$(3,431)	$11,028

Basic (loss) earnings per share weighted average shares	3,450	3,442	3,593
Net effect of dilutive stock options	—	—	115

Diluted (loss) earnings per share weighted average shares	3,450	3,442	3,708
Basic (loss) earnings per share	$(1.19)	$(1.00)	$3.07
Diluted (loss) earnings per share	$(1.19)	$(1.00)	$2.97

The diluted earnings per share calculations exclude 119,077 stock options that were anti-dilutive at December 31, 2005. There was no effect for stock options that were dilutive at December 31, 2007 and 2006 since the Company had a net loss in both years.
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
Machinery and equipment includes $119,000 and $645,000 of unamortized computer software costs at December 31, 2007 and 2006 respectively. The expense related to the amortization of capitalized computer software costs for the years ended December 31, 2007, 2006, and 2005 was $629,000, $363,000 and $192,000, respectively.
In December, 2007 the estimated lives of certain software assets were changed. The effect was $0.2 million in additional amortization costs recognized in 2007.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
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
Temporary Investments
Temporary investments represent municipal or state agency debt securities that are classified as available for sale and are carried at market value, which approximates cost, because these securities bear interest that is generally reset to market rates up to every 35 days. As a result of the periodic reset of the interest rates, no realized or unrealized gains or losses exist to be recorded as a component of accumulated other comprehensive income. The Company had no temporary investments at December 31, 2007.
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
Inventories
Inventories are stated at the lower of cost or market, with cost being determined in accordance with the first-in, first-out method. Costs included in inventory are the cost to purchase the raw material, the direct labor incurred on work in progress and finished goods, and an overhead factor based on other indirect manufacturing costs incurred. Inventories at December 31 were as follows:

(in thousands)	2007	2006

Finished goods	$2,214	$1,556
Work in progress	118	136
Raw material	1,209	1,543

Total inventory	$3,541	$3,235

Capital Stock
Class B Stock is identical to common stock, except Class B Stock has ten votes per share, and is automatically converted to common stock on a one-for-one basis when sold or transferred, and cannot receive dividends unless an equal or greater amount is declared on common stock. As of December 31, 2007, 1,073,645 shares of common stock have been reserved for issuance upon conversion of the Class B stock and for options granted under the employee and director stock option plans.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Long-lived Assets
Long-lived assets to be held and used are initially recorded at cost. The carrying value of these assets is evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments are recognized if future undiscounted cash flows and earnings from operations are not expected to be sufficient to recover the long-lived assets. The carrying amounts are then reduced by the estimated shortfall of the discounted cash flows. In December 2007, $97,000 of impaired plant assets were written-off to expense as a component of other expenses in the consolidated statements of operations.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
Information Regarding Industry Segments
The Company operates as one reporting segment. The Company’s customer base is comprised of companies and individuals throughout the United States and North America and is diverse in both geographic and demographic terms. The format of the information used by the Company’s CEO is consistent with the reporting format used in the Company’s 2007 Form 10-K and other external information.
Goodwill
The Company’s goodwill is the result of the excess of purchase price over net assets acquired from an acquisition. As of December 31, 2006, the Company had $319,000 of goodwill. The Company tests goodwill for impairment at least annually, during the fourth quarter, and whenever events occur or circumstances change that indicates there may be impairment. The process of evaluating the Company’s goodwill for impairment is subjective and requires significant estimates. These estimates include judgments about future cash flows that are dependent on internal forecasts, long-term growth rates and estimates of the weighted average cost of capital used to discount projected cash flows. In December 2007, management concluded that the $319,000 of goodwill was impaired based on the discounted projected cash flows. As a result, this asset was written-off to expense as a component of other expenses in the consolidated statements of operations.
Recently Issued Accounting Standards
In June of 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement. The scope of this consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to sales, use, value added and some excise taxes. Additionally, this consensus seeks to address how a company should address the disclosure of such items in interim and annual financial statements, either gross or net pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. EITF Issue 06-3 is effective for all financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statement of operations. No change in presentation resulted from the adoption of EITF 06-3.
In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. Interpretation 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of Interpretation 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. The adoption of FIN 48 did not have an impact on the Company’s financial position or results from operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.
In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations; the effective date for the Company will be January 1, 2009. The Company has not yet determined the impact of SFAS 141R related to future acquisitions, if any, on the Company’s consolidated financial statements.
3. Long-Term Debt
In November of 2003, the Company entered into a lease transaction, which gave it control of the real estate complex adjoining its main production facility. This complex consists of approximately 13 acres and buildings totaling approximately 270,000 square feet. It is a capital lease for accounting and financial reporting purposes, meaning that the land and buildings are capitalized and the building is amortized, while the lease obligation is treated as the equivalent of a mortgage note. The lease is for a term of forty-nine years with the option to buy the underlying real estate and terminate the lease in the 20th year. Lease payments are $155,000 annually for the first seven years, and $180,000 annually for the remainder of the lease. The purchase option in the twentieth year is $1.8 million, which represents the principal balance of the obligation. The carrying value of the underlying real estate, including improvements, was $4,309,000 at December 31, 2007. Amortization of such assets is included with depreciation and amortization in the accompanying statement of cash flows. Lease payments, recorded as interest expense, in each of the next two years are $155,000, and starting in November 2010, the lease payment will increase to $180,000 annually. The aggregate of the lease payments from inception over the lease term is $8,645,000. The Company has non-cancelable sub-leases for space in the complex that have scheduled rents as follows over the next four years: $395,000 in 2008, $119,000 in 2009, $30,000 in 2010, and $5,000 in 2011.
The Company has access to a committed line of credit with a commercial bank. The balance owed on the line is $400,000 at December 31, 2007. Repayment is due in March, 2010. On March 8, 2007, the Company replaced the discretionary line of credit with an $8 million committed line of credit under a three year term with a different bank. The line is secured by certain assets of MOD-PAC and is subject to certain covenants. As the fourth quarter ended, it was determined that the Company would violate its financial covenants at year-end. The Company’s commercial bank granted a waiver for the covenant violations. In addition, the Company has executed an amendment to the credit agreement which lowered the committed line of credit to $5 million, in order to reduce costs, and also to change future financial covenants to more favorable levels. At December 31, 2007 $0.4 million was borrowed and an additional $0.25 million was in use through standby letters of credit. Interest on the line of credit is either LIBOR plus 150 basis points or the prime rate plus 50 basis points, at the Company’s option.
Long-term debt consists of the following:

(in thousands)	2007	2006

Capitalized lease obligation due in 2023; bears interest at 10%; payable monthly	$1,800	$1,800
Other	298	168

	2,098	1,968
Less estimated current maturities	48	37

	$2,050	$1,931

Other long-term debt matures as follows: $48,000 in 2008, $51,000 in 2009, $54,000 in 2010, $57,000 in 2011 $61,000 in 2012 and $27,000 thereafter.
4. Operating Leases
The Company leases several pieces of equipment and two automobiles under separate operating leases. Rental expense under these leases was $561,000 in 2007, $492,000 in 2006, and $492,000 in 2005. Minimum future rental payments under non-cancelable lease obligations as of December 31, 2007 are: 2008, $540,000; 2009, $445,000; 2010, $301,000; 2011, $10,000 and none thereafter.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
5. Transactions with VistaPrint Limited
The Company performed no printing and order fulfillment services for VistaPrint Limited in 2007 and 2006. Services provided in 2005 generated revenue of $12.0 million. There were no outstanding receivables from VistaPrint as of December 31, 2007 and 2006. In 2005, the Company also recognized $19.6 million of revenue attributable to the amortization of the $22 million contract buy-out fee received on September 1, 2004 in connection with the new supply agreement. Robert S. Keane is a shareholder in and chief executive officer of VistaPrint Limited and is the son of Kevin T. Keane, the Chairman of the Board of Directors of MOD-PAC.
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
On April 15, 2005, the Company agreed to an amendment of the supply agreement with VistaPrint, which modified the exclusivity provision regarding the North American market. As a result, VistaPrint was allowed to produce and ship product to its customers in North America from its Windsor, Ontario plant prior to August 31, 2005, the expiration of the supply agreement, in exchange for payments to MOD-PAC that approximated MOD-PAC’s fixed costs and mark-up on such costs for the actual products VistaPrint ships. These payments totaled $2,154,000 in 2005. Simultaneously, the Company executed a supply agreement with VistaPrint for the 12 month period ending August 30, 2006. This agreement established unit pricing for volumes above $750,000 per month, and for volumes below that threshold, a low volume surcharge was put into place. However, VistaPrint was not obligated to purchase printed products from MOD-PAC under this agreement. During the fourth quarter of 2005, given the final conclusion that the Company no longer expected to have sales to VistaPrint, the remaining $14.1 million unamortized portion of the contract buy-out fee was recognized as revenue.
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

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
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
The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair value at the grant date of options granted during 2007, 2006 and 2005 was $3.12, $4.76 and $6.08 respectively. The following table provides the range of assumptions used to value stock options granted during 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005
Expected volatility	38%	38% — 41%	36% — 42%
Risk-free rate	3.4%	4.6% — 4.8%	4.0% — 5.0%
Expected dividends	0%	0%	0%
Expected term (in years)	5.5 — 6.5	5.5 — 6.5	7.0
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

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
A summary of stock option activity for the years ended December 31, 2005, 2006 and 2007 follows:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
(aggregate intrinsic value in thousands)	Options	Price	Value

Outstanding at January 1, 2005	316,650	$7.40
Options granted	117,800	$12.47
Options forfeited	(46,684)	$8.99
Options exercised	(71,827)	$7.06

Outstanding at the end of year	315,939	$10.49	$237

Exercisable at December 31, 2005	192,807	$8.56	$517

Outstanding at January 1, 2006	315,939	$10.49
Options granted	79,800	$10.33
Options forfeited	(6,900)	$12.57
Options exercised	(9,704)	$4.78

Outstanding at the end of year	379,135	$9.43	$595

Exercisable at December 31, 2006	248,612	$9.35	$410

Outstanding at January 1, 2007	379,135	$9.43
Options granted	62,500	$7.36
Options forfeited	(28,560)	$9.80
Options exercised	(6,210)	$5.27

Outstanding at the end of year	406,867	$9.15	$149

Exercisable at December 31, 2007	277,623	$9.41	$130

The aggregate intrinsic value in the proceeding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $7.49, $11.00 and $11.24 as of December 31, 2007, 2006 and 2005, respectively, which would have been received by the option holders had all options with an exercise price less than the market price been exercised as of that date. The intrinsic value of the options exercised is based on the Company’s closing stock price of common stock as of the date the option is exercised. The intrinsic value of options exercised was $18 thousand, $70 thousand, and $676 thousand during 2007, 2006 and 2005, respectively. The Company’s current policy is to issue additional new shares upon exercise of stock options.
The fair value of options vested since December 31, 2006 is $0.2 million. At December 31, 2007, total compensation costs related to non-vested awards not yet recognized was $0.4 million which will be recognized over a weighted average period of 1.5 years.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2007:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise Price		Remaining	Exercise		Remaining Life	Exercise
Range	Shares	Life in Years	Price	Shares	in Years	Price

$5.21 to $6.22	76,973	3.7	$5.56	68,009	3.5	$5.57
$7.36 to $8.44	136,054	8.0	$7.92	69,294	6.2	$8.39
$10.00 to $15.54	193,840	7.7	$11.44	140,320	7.2	$11.76

	406,867	7.0	$9.15	277,623	6.1	$9.41

MOD-PAC CORP. established the Employee Stock Purchase Plan to encourage its employees to invest in the Company. The plan provides employees that have been with the Company for at least a year the option to invest up to 20% of their cash compensation (up to an annual maximum of $20,000) in the Company’s common stock at a price equal to 85% of the fair market value of the Company’s common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle and all money withheld from the employee’s pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2007, employees have enrolled to purchase 20,629 shares at $7.31 per share on September 30, 2008.
7. Income Taxes
The provision for income taxes consists of the following:

	Years Ended December 31,
(in thousands)	2007	2006	2005

Current
US Federal	$—	$(752)	$29
State	10	28	(48)
Deferred	(1,867)	(1,031)	6,780

	$(1,857)	$(1,755)	$6,761

The effective tax rates differ from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2007	2006	2005

Statutory federal income tax rate	34.0%	34.0%	34.0%
Permanent differences, primarily nondeductible stock option expense in 2007 and 2006 and goodwill impairment charge in 2007	(2.9)	(.4)	(.1)
State income tax, net of federal income tax benefit	.1	.2	4.1

	31.2%	33.8%	38.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2007 and 2006 are as follows:

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands)	2007	2006

Long-term deferred tax liability: Tax depreciation over financial statement depreciation	$(1,882)	$(2,634)

Long-term deferred asset: State investment tax credit carry forwards	4,338	4,060
Long-term deferred asset: Tax loss carry-forward	926	—
Other — net	457	208

Total long-term deferred tax assets	5,721	4,268
Valuation allowance for deferred tax asset related to investment tax credit carry forwards	4,338	4,060

Net long-term deferred tax asset	1,383	208

Net deferred tax liability	$(499)	$(2,426)

On December 31, 2007, the Company had various state tax credit carry forwards of $6,429,000 ($6,145,000 in 2006) including approximately $2,091,000 of state investment tax credits expiring through 2022 and $4,338,000 of other business credits. In 2005, New York State enacted tax legislation resulting in a change to the New York State apportionment methodology. The enacted legislation will lower the apportionment of the Company’s taxable income to New York State and should result in lower New York State income taxes. Accordingly, the Company’s ability to use or realize New York State tax credits will be reduced. As a result, the Company increased its valuation allowance reflecting an increase to income tax expense of approximately $696,000 in 2005.
The Company’s continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2007, the Company had no amounts accrued related to uncertain tax positions.
8. Profit Sharing/401(k) Plan
The Company has a Qualified Profit Sharing / 401(k) Plan for the benefit of its eligible full-time employees, the MOD-PAC CORP. Qualified Profit Sharing /401(k) Plan, for annual contributions based on percentages of pre-tax income. In addition, employees may contribute a portion of their salary to the 401(k) Plan, which is partially matched by the Company. The Plan may be amended or terminated at any time. Total charges to income for the Company plan were $98,000, 346,000, and $586,000 in 2007, 2006, and 2005, respectively.
9. Selected Quarterly Financial Information (unaudited)

(in thousands)	2007				2006
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Revenue	$12,943	$13,082	$10,906	$11,259	$12,585	$11,469	$10,957	$11,548
Gross Profit	1,524	1,065	429	1,447	1,430	1,286	735	865

Net loss	$(1,010)	$(1,071)	$(1,271)	$(749)	$(560)	$(717)	$(1,006)	$(1,148)

Loss per share:
Basic	$(0.29)	$(0.31)	$(0.37)	$(0.22)	$(0.16)	$(0.21)	$(0.29)	$(0.33)
Diluted	$(0.29)	$(0.31)	$(0.37)	$(0.22)	$(0.16)	$(0.21)	$(0.29)	$(0.33)

10. Concentrations Related to Production Assets, Employees and Power
Nearly all of the Company’s production assets and its employees are located in Western New York State. The Company believes that the supply of labor and the infrastructure to support the supply of materials and the shipment of product from its facilities is generally adequate. Since May of 2003, over 90% of the Company’s power needs are met through natural gas. The Company has investigated supply contracts of various lengths and currently it has supply arrangements for fixed prices on approximately 95% of its estimated usage through April, 2008 and approximately 50% of its estimated usage from May 2008 through September 2009. Historically, the price of natural gas has fluctuated widely. Although the Company is concerned about cost, its main concern is availability. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel powered generator. Although such generators are generally available, the Company cannot be assured that a generator adequate to meet the Company’s needs will be available if and when such need should arise.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
11. Product Line Net Sales
Product line net sales are as follows:

(in thousands)	Years Ended December 31,
	2007	2006	2005

Folding cartons:
Custom folding cartons	$29,008	$28,975	$23,633
Stock box	10,865	10,780	9,766

Folding cartons sub-total	39,873	39,755	33,399

Print services:
Commercial printing	3,098	1,439	14,366
Personalized printing	4,699	4,821	3,409

Print services sub-total	7,797	6,260	17,775

Total	$47,670	$46,015	$51,174

12. DDM Acquisition
Effective May 1, 2007, the Company acquired certain assets of DDM – Digital Imaging, Data Processing and Mailing Services LC (“DDM”) for a total purchase price of $850,000 for the purpose of expanding the Company’s print service offerings and capabilities.
The purchase price including acquisition related costs has been allocated as follows:

(in thousands)
Property, plant and equipment	$807
Intangible assets	140

Total	$947

The intangible assets consist of a non-compete agreement and customer relationships and the costs allocated are being amortized on an estimated weighted average life of four years.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:
The Company carried out an evaluation, under the supervision and with the participation of Company Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Management’s report on Internal Control over Financial Reporting:
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2007.
This annual report on Form 10-K does not include an attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, regarding internal controls over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

By	/s/ Daniel G. Keane	By	/s/ David B. Lupp

	Daniel G. Keane, President		David B. Lupp, Chief Financial Officer
	and Chief Executive Officer		(Principal Financial Officer)
(Principal Executive Officer)
Changes in Internal Control over Financial Reporting:
There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The executive officers of the Company, their ages, their positions and offices with the Company, and the date each assumed their office with the Company is as follows:

Name and Age		Year First
Of Executive Officer	Positions and Offices with MOD-PAC	Elected Officer
Daniel G. Keane Age 42	President and Chief Executive Officer of the Company	1997
David B. Lupp Age 51	Chief Financial Officer of the Company	2006
Daniel J. Geary Age 37	Corporate Controller	2006
Philip C. Rechin Age 44	Vice President of Sales	2006
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
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements and supplemental schedule of MOD-PAC CORP. and Report of Independent Registered Public Accounting Firms thereon are included herein:
(a) (1) Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2007 and 2006
Consolidated Statement of Operations for the years ended December 31, 2007, 2006, and 2005
Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2007, 2006, and 2005
Consolidated Statement of Cash Flows for the years ended December 31, 2007, 2006, and 2005
Notes to Financial Statements
(a) (2). Financial Statement Schedules
     Schedule II Valuation and qualifying accounts
All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

SCHEDULE II
MOD-PAC CORP.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Balance at
		the	Charged to		Balance at
		Beginning	Costs and	Write-offs/	end of
Year	Description	of Period	Expense	Recoveries	Period
2007	Allowance for Doubtful Accounts	$74	$61	$(59)	$76
2006	Allowance for Doubtful Accounts	$42	$131	$(99)	$74
2005	Allowance for Doubtful Accounts	$44	$44	$(46)	$42

2007	Valuation allowance –Deferred Tax Assets	$4,060	$278	—	$4,338
2006	Valuation allowance –Deferred Tax Assets	$3,764	$296	—	$4,060
2005	Valuation allowance –Deferred Tax Assets	$858	$2,906	—	$3,764

2007	Inventory Reserve Allowance	$123	1	—	$124
2006	Inventory Reserve Allowance	$145	—	$(22)	$123
2005	Inventory Reserve Allowance	$195	—	$(50)	$145

(a) 3. Exhibits

Exhibit No.	Description
2.1	Separation and Distribution Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 2.1 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

3(a)	Restated Certificate of Incorporation; incorporated by reference to exhibit 3.1 of the Registrant’s, Form 10/A Registration Statement Dated January 28, 2003.

(b)	By-Laws, as amended; incorporated by reference to exhibit 3.2 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

4.1	Secured $16,000,000 Credit Agreement with HSBC Bank USA, dated February 20, 2003; incorporated by reference to exhibit 4.1 of the Annual Report on Form 10-K dated March 28, 2003.

10.1*	MOD-PAC CORP. 2002 Stock Option Plan; incorporated by reference to exhibit 10.6 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.2*	MOD-PAC CORP. 2002 Director Stock Option Plan; incorporated by reference to exhibit 10.8 the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.3*	MOD-PAC CORP. Employee Stock Purchase Plan; incorporated by reference to exhibit 10.7 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.4*	Tax Sharing Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.1 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.5*	Interim Services Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.2 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.6*	Employee Benefits Agreement Dated December 7, 2002 by and between Astronics Corporation and the Registrant; incorporated by reference to exhibit 10.3 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.7*	Supply Agreement North America Dated September 30, 2002 by and between VistaPrint Limited and the Registrant; incorporated by reference to exhibit 10.5 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.8*	Supply Agreement North America Dated July 2, 2004 by and between VistaPrint Limited and the Registrant; incorporated by reference to exhibit 20.6 of the Registrant’s Form 10-Q Dated August 5, 2005.

Exhibit No.	Description
10.9*	Termination Agreement Dated July 2, 2004 by and between VistaPrint Limited and the Registrant; incorporated by reference to exhibit 20.7 of the Registrant’s Form 10-Q Dated August 5, 2005.

10.10*	Separation Agreement Dated May 9, 2005 by and between the Registrant and C. Anthony Rider; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K Dated May 10, 2005.

10.11*	Employment Agreement with David B. Lupp; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated January 31, 2006.

10.12	Loan Agreement dated as of March 8, 2007 among MOD-PAC CORP. and KeyBank, National Association, as lender; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated March 9, 2007.

10.13*	Indemnification Agreement dated March 7, 2007, between MOD-PAC CORP. and Philip C. Rechin; incorporated by reference to exhibit 10.2 of the Registrant’s Form 8-K dated March 9, 2007.

10.14*	Indemnification Agreement dated March 7, 2007, between MOD-PAC CORP. and Larry N. Kessler; incorporated by reference to exhibit 10.2 of the Registrant’s Form 8-K dated March 9, 2007.

10.15*	Separation Agreement Dated September 17, 2007 by and between the Registrant and Larry N. Kessler; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K Dated September 26, 2007.

21	Subsidiaries of the Registrant; filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm; filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

32.1	Certification of Chief Executive Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Furnished Herewith)

32.2	Certification of Chief Financial Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Furnished Herewith)

*	Identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.
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

Signature	Title	Date

/s/ William G. Gisel Jr.	Director	March 14, 2008

William G. Gisel Jr.

/s/ Daniel G. Keane	Director	March 14, 2008

Daniel G. Keane

/s/ Kevin T. Keane	Director	March 14, 2008

Kevin T. Keane

/s/ Robert J. McKenna	Director	March 14, 2008

Robert J. McKenna

/s/ Howard Zemsky	Director	March 14, 2008

Howard Zemsky