Form 10-Q
period 2008-03-29
MOD PAC CORP
filed 2008-05-08
CIK 1191857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
The number of shares outstanding of each class of common stock as of March 29, 2008 were:

Common Stock, $0.01 par value	2,770,348 shares

Class B Common Stock, $0.01 par value	659,783 shares

MOD-PAC CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Part 1. Financial Information
Item 1. Financial Statements
MOD-PAC CORP.
Consolidated Balance Sheets

	(dollars in thousands)
	March 29, 2008	December 31,
	(Unaudited)	2007
Current assets:
Cash and cash equivalents	$120	$98
Trade accounts receivable, net of allowance of :
$44 in 2008 and $76 in 2007	4,323	4,256
Inventories	3,473	3,541
Prepaid expenses	428	259

Total current assets	8,344	8,154

Property, plant and equipment, at cost	68,202	67,812
Less accumulated depreciation and amortization	(45,191)	(44,488)

Net property, plant and equipment	23,011	23,324
Other assets	1,343	1,316

Totals assets	$32,698	$32,794

Current liabilities:
Current maturities of long-term debt	$49	$48
Accounts payable	3,004	2,912
Accrued expenses	539	815

Total current liabilities	3,592	3,775

Line of credit	1,100	400
Long-term debt	2,038	2,050
Other liabilities	489	269
Deferred income taxes	248	499

Total liabilities	$7,467	$6,993

Shareholders’ equity:
Common stock, $.01 par value Authorized 20,000,000 shares, issued 3,421,046 in 2008, 3,414,051 in 2007	34	34
Class B common stock, $.01 par value Authorized 5,000,000 shares, issued 659,783 in 2008, 666,778 in 2007	7	7
Additional paid-in capital	2,209	2,129
Retained earnings	29,196	29,696

	31,446	31,866
Less treasury shares, at cost 650,698 in 2008 and 625,698 in 2007	(6,215)	(6,065)

Total shareholders’ equity	25,231	25,801

Total liabilities and shareholders’ equity	$32,698	$32,794

See notes to financial statements

MOD-PAC CORP.
Consolidated Statements of Operations

	(dollars in thousands)
	(Unaudited)
	Three Months Ended
	March 29,	March 31,
	2008	2007
Revenue:
Net sales	$11,467	$11,140
Rental income	110	119

Total revenue	11,577	11,259

Costs and Expenses:
Cost of products sold	10,231	9,812
Selling, general and administrative expenses	2,056	2,556
Interest expense, net	52	5
Other income	(12)	(6)

Total costs and expenses	12,327	12,367

Loss before taxes	(750)	(1,108)

Income tax benefit	(250)	(359)

Net loss	$(500)	$(749)

Loss per share:

Basic	$(.15)	$(.22)

Diluted	$(.15)	$(.22)

See notes to financial statements

MOD-PAC CORP.
Consolidated Statements of Cash Flows

	(dollars in thousands)
	(Unaudited)
	Three Months Ended
	March 29,	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(500)	$(749)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	998	1,222
Provision for doubtful accounts	(25)	(6)
Stock option compensation expense	80	60
Deferred income taxes	(251)	(395)
Loss on disposal of assets	—	9
Cash flows from changes in operating assets and liabilities
Accounts receivable	(42)	(272)
Inventories	68	(662)
Prepaid expenses	(169)	(113)
Other liabilities	220	—
Accounts payable	92	(869)
Refundable or payable income taxes	—	29
Accrued expenses	(276)	(272)

Net cash provided by (used in) operating activities	195	(2,018)

Cash flows from investing activities:
Sale of temporary investments	—	1,000
Change in other assets	(37)	(60)
Capital expenditures	(670)	(62)

Net cash (used in) provided by investing activities	(707)	878

Cash flows from financing activities:
Principal payments on long-term debt and capital lease	(11)	(23)
Increase in line of credit	700	—
Proceeds from issuance of stock	—	8
Purchase of treasury stock	(150)	—
Deferred financing fees	(5)	—

Net cash provided by (used in) financing activities	534	(15)

Net increase (decrease) in cash and cash equivalents	22	(1,155)

Cash and cash equivalents at beginning of year	98	2,444

Cash and cash equivalents at end of period	$120	$1,289

See notes to financial statements.

MOD-PAC CORP.
Notes to Consolidated Financial Statements
Three Months Ended March 29, 2008
1)	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three-month period ended March 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted U.S. accounting principles for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in the Company’s 2007 annual report on Form 10-K.
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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $2.27 for options granted during the three months ended March 29, 2008. No options were granted during the three months ended March 31, 2007. The following table provides the range of assumptions used to value stock options granted during the three months ended March 29, 2008 and March 31, 2007.

	Three Months Ended
	March 29,	March 31,
	2008	2007

Expected volatility	39%	N/A
Risk-free rate	2.9%	N/A
Expected dividends	0%	N/A
Expected term (in years)	5.5	N/A
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

A summary of the Company’s stock option activity and related information for the three months ended March 29, 2008 is as follows:
(aggregate intrinsic value in thousands)

		Weighted
		Average Exercise	Aggregate
	Options	Price	Intrinsic Value

Outstanding at January 1, 2008	406,867	$9.15	$149
Options granted	16,000	5.62	—
Options forfeited	(8,618)	6.98	—
Options exercised	—	N/A	—

Outstanding at March 29, 2008	414,249	$9.06	$—

Exercisable at March 29, 2008	280,839	$9.35	$—

The aggregate intrinsic value in the proceeding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $5.25 as of March 29, 2008, which would have been received by the option holders had all option holders with an exercise price less than the market price been exercised as of that date. The intrinsic value of the options exercised is based on the Company’s closing stock price of common stock as of the date the option is exercised. There were no options exercised in the first quarter of 2008. The Company’s current policy is to issue additional new shares upon exercise of stock options.
The fair value of options vested since December 31, 2007 is $0.1 million. At March 29, 2008, total compensation costs related to non-vested awards not yet recognized was $0.4 million which will be recognized over a weighted average period of 1.51 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of March 29, 2008:

	Outstanding			Exercisable
		Weighted Average			Weighted Average
		Remaining Life	Weighted Average		Remaining Life in	Weighted Average
Exercise Price Range	Shares	in Years	Exercise Price	Shares	Years	Exercise Price

$5.22 to $6.22	72,117	3.6	$5.55	72,117	3.6	$5.55
$7.36 to $8.44	149,520	8.0	$7.67	69,090	6.0	$8.41
$10.00 to $15.54	192,612	7.4	$11.45	139,632	7.0	$11.78

	414,249	7.0	$9.06	280,839	5.9	$9.35

3) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	(in thousands)
	Three months ended
	(unaudited)
	March 29,	December 31,
	2008	2007

Finished goods	$2,210	$2,214
Work in progress	116	118
Raw material	1,147	1,209

Total inventory	$3,473	$3,541

4) Product Line Net Sales
Product line net sales are as follows:

	(in thousands)
	Three months ended
	March 29,	March 31,
	2008	2007
Folding cartons:
Custom folding cartons	$6,952	$6,737
Stock box	2,544	2,809

Folding cartons sub-total	9,496	9,546

Print services:
Commercial	988	458
Personalized	983	1,136

Print services sub-total	1,971	1,594

Total	$11,467	$11,140

5) Loss Per Share
The following table sets forth the computation of loss per share:

	(in thousands, except for per share data)
	Three months ended
	March 29,	March 31,
	2008	2007

Net loss as reported	$(500)	$(749)

Basic loss per share weighted average shares	3,446	3,449
Net effect of dilutive stock options	—	—

Diluted loss per share weighted average shares	3,446	3,449

Basic loss per share	$(.15)	$(.22)

Diluted loss per share	$(.15)	$(.22)

The effect of dilutive stock options has not been included for the three months ended March 29, 2008 and March 31, 2007, since this would be anti-dilutive as a result of the Company’s net loss.
6) Income Taxes
The Company’s effective tax rate for the first quarter of 2008 was 33.3%, which approximates the Company’s expected tax rate for 2008 exclusive of the recording of any valuation allowances which may be necessary to offset any deferred tax assets which may be recorded in future quarters of 2008. The effective tax rate for the first quarter of 2007 was 32.4%.
The Company’s continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 29, 2008, the Company had no amounts accrued related to uncertain tax positions. The tax years 2006 and 2007 remain open to examination by the major state taxing jurisdictions to which the Company is subject.
7) Capital Structure
The Company’s Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first three months of 2008, 6,995 shares of Class B stock were converted to Common stock.

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
9) Line of Credit
The Company has access to a $5.0 million committed line of credit with a commercial bank, which expires in March, 2010. At March 29, 2008, $1.1 million was borrowed and an additional $0.25 million was in use through standby letters of credit. Interest on the line of credit is either LIBOR plus 150 basis points or the prime rate plus 50 basis points, at the Company’s option.
10) Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), changes the definition of fair value within that framework, and expands disclosures about the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, the FASB provided a one year deferral for implementation of the standard for nonfinancial assets and liabilities. The adoption of SFAS 157 did not have an impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.
In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations; the effective date for the Company will be January 1, 2009. The Company has not yet determined the impact SFAS 141R will have, if any, on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing additional accounting and reporting standards. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption of this statement is prohibited. The Company does not believe that SFAS 160 will have an impact on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective in fiscal years beginning after November 15, 2008. The Company does not believe that SFAS 161 will have an impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
REVENUE
For the first quarter of 2008 total revenue was $11.6 million compared with $11.3 million in 2007, an increase of 2.8%. The custom folding carton product line sales were $7.0 million compared with $6.7 million in the first quarter of 2007. The increase of 3.2% was mainly due to growth with one customer. Sales of the Company’s stock box product line were $2.5 million compared with $2.8 million in the first quarter of 2007, down 9.4% primarily due to the earlier Easter season. First quarter 2008 commercial print sales grew 115.7% to $1.0 million compared with sales of $0.5 million in the first quarter of 2007. The commercial print increase was primarily due to additional sales of $0.5 million driven by capability from the DDM — Digital Imaging, Data Processing and Mailing Services LC asset purchase which was effective May 1, 2007. Personalized print sales for the first quarter of 2008 were $1.0 million compared with $1.1 million in 2007, a decrease of 13.5% due to one customer changing from buying product from the Company to making product internally, along with general soft market conditions.
EXPENSES AND MARGINS
Gross margin was 11.6% for the first quarter of 2008, a decrease from 12.9% in the first quarter of 2007. Higher paperboard, labor and utilities costs along with weaker sales mix in the current year were partially offset by higher sales and lower repairs and depreciation expense, resulting in a lower margin in the current year.
Selling, general, and administrative costs decreased 19.6% to $2.1 million in the first quarter of 2007 from $2.6 million during the same period in the prior year. This decrease was driven primarily by lower wage related costs, depreciation expense and other cost reduction measures.
TAXES
The Company’s effective tax rate for the first quarter of 2008 was 33.3%, which approximates the Company’s expectations. The effective tax rate in the first quarter of 2007 was 32.4%.
NET LOSS AND LOSS PER SHARE
The net loss for the first quarter of 2008 was $0.5 million, an improvement of $0.2 million from the first quarter of 2007. This decrease in loss was due to the fluctuations discussed above. Diluted loss per share was $0.15 in the first quarter of 2008 and $0.22 in the first quarter of 2007.
LIQUIDITY
Cash, cash equivalents and temporary investments were $0.1 million at March 29, 2008, relatively unchanged from December 31, 2007.
The Company has access to a $5.0 million committed line of credit with a commercial bank, which expires in March 2010. At March 29, 2008, $1.1 million was borrowed and an additional $0.25 million was in use through standby letters of credit. The borrowed amount is an increase of $0.7 million from the balance at December 31, 2007. Interest on the line of credit is either LIBOR plus 150 basis points or the prime rate plus 50 basis points at the Company’s option.
The increase in the amount outstanding under the line of credit in the first quarter was primarily the result of net losses, capital expenditures, working capital requirements and a share re-purchase in the first quarter, partially offset by non-cash depreciation and amortization expense.
Accrued expenses declined $0.3 million during the first three months of 2008 primarily due to payment of various incentive and severance compensation relating to 2007.
Other liabilities increased $0.2 million during the first three months of 2008 relating to equipment received for which the Company had a commitment to finance and which was subsequently financed in the second quarter of 2008.
Capital expenditures driven primarily by productivity improvement investments, for the first three months of 2008 were $0.7 million compared with $0.1 million for the first three months of 2007. Depreciation and amortization for the first three months of 2008 was $1.0 million compared with $1.2 million in the same period last year.

The Company believes that cash, cash equivalents and the line of credit, are sufficient to meet cash requirements for operations, capital expenditures and debt service for the balance of 2008.
There were 25,000 shares repurchased by the Company during the first three months of 2008. The Company has authorization to repurchase 75,885 shares at March 29, 2008. The closing price of the Company’s stock at March 29, 2008 was $5.25. At this price, the repurchase of 75,885 shares would require $398,396.
COMMITMENTS
The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, or of any long-term commitments that would have a material adverse affect on its financial condition.
MARKET RISK
There has been no significant change in market risks since December 31, 2007.
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
Risks due to fluctuation in interest rates are not material to the Company at March 29, 2008 because of our limited exposure to floating rate debt. The Company had no balance in temporary investments at March 29, 2008.
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
The market risk that the Company was exposed to at December 31, 2007 was generally the same as described above.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies in the current year from those disclosed in our 2007 Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the word “anticipate,” “believe,” “expect,” “estimate,” “project,” and similar expressions are generally intended to identify forward-looking statements. Any forward looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in MOD-PAC’s communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product and market channel expansions, capacity utilization and expansion, and repurchase of capital stock, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties, and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:
•	Overall economic and business conditions;

•	The demand for MOD-PAC’s goods and services;

•	Customer acceptance of the products and services MOD-PAC provides;

•	Competitive factors in print and print services and folding cartons industries;

•	Changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	The availability and costs of natural gas supplies in Western New York State;

•	The internal and external costs of compliance with laws and regulations such as Section 404 of the Sarbanes-Oxley Act of 2002;

•	Litigation against the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4T. Controls and Procedures
The company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a — 15(e) and 15(d) — 15(e) of the Securities Exchange Act of 1934, as of March 29, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2008. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans or	Purchased Under the
Period	Purchased	(or Unit)	Programs	Plans or Programs
January 1 -January 26, 2008	—	—	—	100,885
January 27 - February 23, 2008	—	—	—	100,885
February 24 - March 29, 2008	25,000	$6.00	—	75,885

Total	25,000	$6.00	—

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

MOD-PAC CORP.
(Registrant)

Date: May 8, 2008	By:	/s/ David B. Lupp
David B. Lupp
Chief Financial Officer