Form 10-Q
period 2008-06-28
MOD PAC CORP
filed 2008-08-06
CIK 1191857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2008
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

Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares outstanding of each class of common stock as of June 28, 2008 were:

Common Stock, $0.01 par value	2,779,469 shares

Class B Common Stock, $0.01 par value	650,662 shares

MOD-PAC CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Part 1. Financial Information
Item 1. Financial Statements
MOD-PAC CORP.
Consolidated Balance Sheets

	(dollars in thousands)
	June 28, 2008	December 31,
	(Unaudited)	2007
Current assets:
Cash and cash equivalents	$128	$98
Trade accounts receivable, net of allowance of :
$76 in 2008 and in 2007	4,498	4,256
Inventories	3,877	3,541
Prepaid expenses	336	259

Total current assets	8,839	8,154

Property, plant and equipment, at cost	67,959	67,812
Less accumulated depreciation and amortization	(45,399)	(44,488)

Net property, plant and equipment	22,560	23,324
Other assets	1,351	1,316

Totals assets	$32,750	$32,794

Current liabilities:
Current maturities of long-term debt	$151	$48
Accounts payable	2,966	2,912
Accrued expenses	641	815

Total current liabilities	3,758	3,775

Line of credit	1,700	400
Long-term debt	2,485	2,050
Other liabilities	30	269
Deferred income taxes	—	499

Total liabilities	$7,973	$6,993

Shareholders’ equity:
Common stock, $.01 par value Authorized 20,000,000 shares, issued 3,430,167 in 2008, 3,414,051 in 2007	34	34
Class B common stock, $.01 par value Authorized 5,000,000 shares, issued 650,662 in 2008, 666,778 in 2007	7	7
Additional paid-in capital	2,293	2,129
Retained earnings	28,658	29,696

	30,992	31,866
Less treasury shares, at cost 650,698 in 2008 and 625,698 in 2007	(6,215)	(6,065)

Total shareholders’ equity	24,777	25,801

Total liabilities and shareholders’ equity	$32,750	$32,794

See notes to financial statements

MOD-PAC CORP.
Consolidated Statements of Operations

	(dollars in thousands)
	(Unaudited)
	Six Months Ended		Three Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Revenue:
Net sales	$22,418	$21,908	$10,952	$10,768
Rental income	223	257	112	138

Total revenue	22,641	22,165	11,064	10,906

Costs and Expenses:
Cost of products sold	20,012	20,289	9,781	10,477
Selling, general and administrative expenses	4,140	4,876	2,084	2,320
Interest expense, net	125	36	73	31
Other income	(81)	(26)	(69)	(20)

Total costs and expenses	24,196	25,175	11,869	12,808

Loss before income taxes	(1,555)	(3,010)	(805)	(1,902)

Income tax benefit	(517)	(990)	(267)	(631)

Net loss	$(1,038)	$(2,020)	$(538)	$(1,271)

Loss per share:

Basic	$(.30)	$(.59)	$(.16)	$(.37)

Diluted	$(.30)	$(.59)	$(.16)	$(.37)

See notes to financial statements

MOD-PAC CORP.
Consolidated Statements of Cash Flows

	(dollars in thousands)
	(Unaudited)
	Six Months Ended
	June 28,	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,038)	$(2,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,990	2,460
Provision for doubtful accounts	12	28
Stock option compensation expense	164	129
Deferred income taxes	(519)	(992)
(Gain) loss on disposal of assets	(54)	9
Cash flows from changes in operating assets and liabilities
Accounts receivable	(254)	(460)
Inventories	(336)	(647)
Prepaid expenses	(77)	45
Other liabilities	(239)	—
Accounts payable	54	(1,046)
Refundable or payable income taxes	—	1,014
Accrued expenses	(174)	(259)

Net cash used in operating activities	(471)	(1,739)

Cash flows from investing activities:
Proceeds from sale of assets	125	—
Sale of temporary investments	—	1,000
Change in other assets	(41)	(25)
Capital expenditures	(1,266)	(597)
Acquisition of DDM assets	—	(947)

Net cash used in investing activities	(1,182)	(569)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(42)	(28)
Increase in line of credit	1,300	—
Proceeds from loans	580	—
Proceeds from issuance of stock	—	8
Purchase of treasury stock	(150)	—
Deferred financing fees	(5)	(40)

Net cash provided by (used in) financing activities	1,683	(60)

Net increase (decrease) in cash and cash equivalents	30	(2,368)

Cash and cash equivalents at beginning of year	98	2,444

Cash and cash equivalents at end of period	$128	$76

See notes to financial statements.

MOD-PAC CORP.
Notes to Consolidated Financial Statements
Six Months Ended June 28, 2008
1) Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six-month period ended June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $2.27 for options granted during the six months ended June 28, 2008. No options were granted during the six months ended June 30, 2007. The following table provides the range of assumptions used to value stock options granted during the six months ended June 28, 2008.

Expected volatility	39%
Risk-free rate	2.9%
Expected dividends	0%
Expected term (in years)	5.5
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

A summary of the Company’s stock option activity and related information for the six months ended June 28, 2008 is as follows:

		Weighted
		Average Exercise	Aggregate
(aggregate intrinsic value in thousands)	Options	Price	Intrinsic Value

Outstanding at January 1, 2008	406,867	$9.15	$149
Options granted	16,000	5.62	—
Options forfeited	(9,656)	7.03	—
Options exercised	—	N/A	—

Outstanding at June 28, 2008	413,211	$9.06	$—

Exercisable at June 28, 2008	315,401	$9.23	$—

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $4.17 as of June 28, 2008, which would have been received by the option holders had all option holders with an exercise price less than the market price been exercised as of that date. As of June 28, 2008, there were no options with an exercise price below the closing stock price on that date. The intrinsic value of the options exercised is based on the Company’s closing stock price of common stock as of the date the option is exercised. There were no options exercised in the first six months of 2008. The Company’s current policy is to issue additional new shares upon exercise of stock options.
The fair value of options vested since December 31, 2007 is $0.1 million. At June 28, 2008, total compensation costs related to non-vested awards not yet recognized was $0.3 million which will be recognized over a weighted average period of 1.70 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of June 28, 2008:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining	Weighted
Exercise Price		Life	Exercise		Life in	Average
Range	Shares	in Years	Price	Shares	Years	Exercise Price

$5.22 to $6.22	71,626	3.0	$5.55	71,626	3.0	$5.55
$7.36 to $8.44	149,220	7.7	$7.64	94,890	6.6	$8.12
$10.00 to $15.54	192,365	7.0	$11.45	148,885	6.7	$11.70

	413,211	6.6	$9.06	315,401	5.8	$9.23

3) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	(in thousands)
	Three months ended
	(unaudited)
	June 28,	December
	2008	31, 2007
Finished goods	$2,636	$2,214
Work in progress	214	118
Raw material	1,027	1,209

Total inventory	$3,877	$3,541

4) Product Line Net Sales
Product line net sales are as follows:

	(in thousands)
	Six months ended		Three months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Folding cartons:
Custom folding cartons	$13,994	$13,686	$7,043	$6,949
Stock box	4,114	4,447	1,570	1,638

Folding cartons sub-total	18,108	18,133	8,613	8,587

Print services:
Commercial	2,138	1,304	1,150	846
Personalized	2,172	2,471	1,189	1,335

Print services sub-total	4,310	3,775	2,339	2,181

Total	$22,418	$21,908	$10,952	$10,768

5) Loss Per Share
The following table sets forth the computation of loss per share:

	Six months ended		Three months ended
	June 28,	June 30,	June 28,	June 30,
(in thousands except per share data)	2008	2007	2008	2007
Net loss as reported	$(1,038)	$(2,020)	$(538)	$(1,271)

Basic loss per share weighted average shares	3,438	3,450	3,430	3,450
Net effect of dilutive stock options	—	—	—	—

Diluted loss per share weighted average shares	3,438	3,450	3,430	3,450

Basic loss per share	$(.30)	$(.59)	$(.16)	$(.37)

Diluted loss per share	$(.30)	$(.59)	$(.16)	$(.37)

The effect of dilutive stock options has not been included for the six months and three months ended June 28, 2008 and June 30, 2007, since this would be anti-dilutive as a result of the Company’s net loss.
6) Income Taxes
The Company’s effective tax rate for the first six months of 2008 was 33.2%, which approximates the Company’s expected tax rate for 2008 exclusive of the recording of any valuation allowances which may be necessary to offset any deferred tax assets which may be recorded in future quarters of 2008. The effective tax rate for the first six months of 2007 was 32.9%.
The Company’s continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 28, 2008, the Company had no amounts accrued related to uncertain tax positions. The tax years 2006 and 2007 remain open to examination by the major state and federal taxing jurisdictions to which the Company is subject.

7) Capital Structure
The Company’s Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first six months of 2008, 16,116 shares of Class B stock were converted to Common stock.
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
9) Line of Credit
The Company has access to a $5.0 million committed line of credit with a commercial bank, which expires in March, 2010. At June 28, 2008, $1.7 million was borrowed and an additional $0.25 million was in use through standby letters of credit. Interest on the line of credit is either LIBOR plus 150 basis points or the prime rate plus 50 basis points, at the Company’s option.
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
For the second quarter of 2008 total revenue was $11.1 million compared with $10.9 million in 2007, an increase of 1.4%. The custom folding cartons line sales were $7.0 million in 2008 compared with $6.9 million in the second quarter of 2007, an increase of 1.4% with increased business volumes from several customers being partially offset by decreased business from primarily one customer due to that customer’s business conditions. Sales of the Company’s stock box product line were $1.6 million, a decrease of 4.1% from the prior year’s second quarter sales. Personalized print sales for the second quarter of 2008 were $1.2 million, compared with $1.3 million in the second quarter of 2007, a decrease of 10.9% due to one customer changing from buying product from the Company to making product internally, along with general soft market conditions. Second quarter 2008 commercial print sales grew 35.9% to $1.2 million compared with sales of $0.8 million in the second quarter of 2007. The commercial print increase was primarily due to additional sales driven by capability from the DDM — Digital Imaging, Data Processing and Mailing Services LC acquisition which was effective May 1, 2007, along with sales to custom folding cartons customers.
For the first six months of 2008 total revenue was $22.6 million compared with $22.2 million in 2007, an increase of 2.1%. The custom folding cartons product line sales were $14.0 million compared with $13.7 million in 2007, an increase of 2.3% with increased business volumes from several customers being partially offset by decreased business from primarily one customer due to that customer’s business conditions. Sales of the Company’s stock box product line were $4.1 million, compared with $4.4 million in the prior year, a decrease of 7.5% primarily due to the early Easter season. Personalized print sales for the first six months of 2008 were $2.2 million compared with $2.5 million in the same period of 2007, a decrease of 12.1% due to one customer changing from buying product from the Company to making product internally, along with general soft market conditions. The first six months of 2008 commercial print sales grew 64.0% to $2.1 million compared with sales of $1.3 million in the first six months of 2007. The commercial print increase was primarily due to additional sales driven by capability from the DDM — Digital Imaging, Data Processing and Mailing Services LC acquisition which was effective May 1, 2007, along with sales to custom folding cartons customers.
EXPENSES AND MARGINS
Gross margin was 11.6% for the second quarter of 2008, an improvement from 3.9% in the second quarter of 2007. This improvement was a result of decreases in labor costs, repairs expense and depreciation expense, combined with price increases, offset partially by higher paperboard cost. Selling, general, and administrative costs decreased 10.2% to $2.1 million in the first quarter of 2008 from $2.3 million during the same period in the prior year due to lower wage related costs, depreciation expense and other cost reduction measures.
Gross margin was 11.6% for the first six months of 2008, an increase from 8.5% in the first six months of 2007. This increase was a result of decreases in labor costs, repairs expense and depreciation expense combined with price increases, offset partially by increases in paperboard cost and a weaker product mix. Selling, general, and administrative costs decreased 15.1% to $4.1 million in the first half of 2008 from $4.9 million during the prior year’s first half, due to lower depreciation expense, wage related costs and other cost reduction measures.
TAXES
The Company’s effective tax rate for the second quarter and the first six months of 2008 was 33.2%, which approximates the Company’s expectations. The effective tax rate in the second quarter of 2007 was 33.2% and 32.9% for the first six months of 2007.
Due to its continued loss position, the Company will not be able to record any additional benefit for future tax losses as a deferred tax asset in 2008.
NET LOSS AND LOSS PER SHARE
The net loss for the second quarter of 2008 was $0.5 million, an improvement of $0.7 million from the second quarter of 2007. This decrease in loss was due to the fluctuations discussed above. Diluted loss per share was $0.16 in the second quarter of 2008 and $0.37 in the second quarter of 2007.

The net loss for the first six months of 2008 was $1.0 million, an improvement of $1.0 million from the first six months of 2007. This decrease in loss was due to the fluctuations discussed above. Diluted loss per share was $0.30 in the first six months of 2008 and $0.59 in the first six months of 2007.
LIQUIDITY
Cash and cash equivalents and temporary investments were $0.1 million at June 28, 2008, relatively unchanged from December 31, 2007.
The Company has access to a $5.0 million committed line of credit with a commercial bank, which expires in March 2010. At June 28, 2008, $1.7 million was borrowed and an additional $0.25 million was in use through standby letters of credit. The borrowed amount is an increase of $1.3 million from the balance at December 31, 2007. Interest on the line of credit is either LIBOR plus 150 basis points or the prime rate plus 50 basis points at the Company’s option.
The increase in the amount outstanding under the line of credit in the first six months of 2008 was primarily the result of net losses, capital expenditures, working capital requirements and a share re-purchase in the first quarter, partially offset by non-cash depreciation, amortization expense and proceeds from equipment loans.
Inventory increased by $0.3 million during the first six months of 2008 primarily in finished goods and work in progress, partially offset by reduced raw material, due primarily to a planned operation shutdown during the first week of July 2008.
Receivables increased by $0.3 million during the first six months of 2008 due primarily to sales timing and slightly higher sales in the second quarter of 2008.
Capital expenditures driven primarily by productivity improvement investments, for the first six months of 2008 were $1.3 million compared with $1.4 million in the first six months of 2007, which includes the acquisition of the assets of DDM — Digital Imaging, Data Processing and Mailing Services LC. Depreciation and amortization for the first six months of 2008 was $2.0 million compared with $2.5 million in the same period last year.
The Company believes that cash, cash equivalents and the line of credit, are sufficient to meet cash requirements for operations, capital expenditures and debt service for the balance of 2008.
There were 25,000 shares repurchased by the Company during the first six months of 2008. The Company has authorization to repurchase 75,885 shares at June 28, 2008. The closing price of the Company’s stock at June 28, 2008 was $4.17. At this price, the repurchase of 75,885 shares would require $316,440.
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
Risks due to fluctuation in interest rates are not material to the Company at June 28, 2008 because of our limited exposure to floating rate debt. The Company had no balance in temporary investments at June 28, 2008.
Since May of 2003, over 90% of the Company’s power needs are met through natural gas. The Company has investigated supply contracts of various lengths and currently it has supply arrangements for fixed prices on approximately 50% of its estimated usage through September 2009. Historically, the price of natural gas has fluctuated widely. Although the Company is concerned about cost, its main concern is availability. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel-powered generator. Although such generators are generally available, the Company cannot be assured that a generator adequate to meet the Company’s needs would be available if and when such need should arise.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4T. Controls and Procedures
The company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a — 15(e) and 15(d) — 15(e) of the Securities Exchange Act of 1934, as of June 28, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2008. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total Number	(d) Maximum Number
	(a) Total		of Shares (or Units)	(or Approximate Dollar
	Number of		Purchased as Part	Value) of Shares (or
	Shares (or	(b) Average Price	of Publicly	Units) that May Yet Be
	Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
March 30 — April 26, 2008	—	—	—	75,885
April 27 — May 24, 2008	—	—	—	75,885
May 25 — June 28, 2008	—	—	—	75,885
Total	—	—	—
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Securities Holders
The Company’s Annual Meeting of Shareholders was held on May 7, 2008.
1.)	The nominees to the Board of Directors were elected based on the following shares voted:

Nominee	For	Authority Withheld
William G. Gisel, Jr.	7,443,561	322,824
Daniel G. Keane	7,436,121	330,264
Kevin T. Keane	7,412,006	354,379
Robert J. McKenna	7,442,367	324,018
Howard Zemsky	7,445,834	320,551
2.)	The ratification of Ernst & Young LLP as the Registrant’s auditors was approved by the following vote: 7,478,708 in favor; 243,236 against; and 44,441 abstentions.

3.)	The action to convert all of the Company’s shares of Class B Stock into shares of Common Stock was defeated by the following vote: 1,172,134 in favor; 4,771,004 against; 84,988 abstentions.

Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit 31.1	Section 302 Certification — Chief Executive Officer

Exhibit 31.2	Section 302 Certification — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOD-PAC CORP.

(Registrant)

Date: August 6, 2008	By:	/s/ David B. Lupp

David B. Lupp
Chief Financial Officer