Form 10-Q
period 2008-09-27
MOD PAC CORP
filed 2008-11-05
CIK 1191857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares outstanding of each class of common stock as of September 27, 2008 were:

Common Stock, $0.01 par value	2,784,362 shares
Class B Common Stock, $0.01 par value	645,769 shares

MOD-PAC CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Part 1. Financial Information
Item 1. Financial Statements
MOD-PAC CORP.
Consolidated Balance Sheets

	(dollars in thousands)
	(Unaudited)
	September 27, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$165	$98
Trade accounts receivable, net of allowance of : $76 in 2008 and in 2007	5,394	4,256
Inventories	4,139	3,541
Prepaid expenses	316	259

Total current assets	10,014	8,154

Property, plant and equipment, at cost	68,294	67,812
Less accumulated depreciation and amortization	(46,244)	(44,488)

Net property, plant and equipment	22,050	23,324
Other assets	1,320	1,316

Totals assets	$33,384	$32,794

Current liabilities:
Current maturities of long-term debt	$154	$48
Accounts payable	3,560	2,912
Accrued expenses	810	815

Total current liabilities	4,524	3,775

Line of credit	1,525	400
Long-term debt	2,445	2,050
Other liabilities	35	269
Deferred income taxes	20	499

Total liabilities	$8,549	$6,993

Shareholders’ equity:
Common stock, $.01 par value Authorized 20,000,000 shares, issued 3,435,060 in 2008, 3,414,051 in 2007	34	34
Class B common stock, $.01 par value Authorized 5,000,000 shares, issued 645,769 in 2008, 666,778 in 2007	6	7
Additional paid-in capital	2,338	2,129
Retained earnings	28,672	29,696

	31,050	31,866
Less treasury shares, at cost 650,698 in 2008 and 625,698 in 2007	(6,215)	(6,065)

Total shareholders’ equity	24,835	25,801

Total liabilities and shareholders’ equity	$33,384	$32,794

See notes to financial statements

MOD-PAC CORP.
Consolidated Statements of Operations

	(dollars in thousands)
	(Unaudited)
	Nine Months Ended		Three Months Ended
	September	September	September	September
	27, 2008	29, 2007	27, 2008	29, 2007
Revenue:
Net sales	$34,922	$34,849	$12,504	$12,941
Rental income	356	398	133	141

Total revenue	35,278	35,247	12,637	13,082

Costs and Expenses:
Cost of products sold	30,675	32,307	10,662	12,017
Selling, general and administrative expenses	5,994	7,411	1,854	2,536
Interest expense, net	203	130	79	94
Other (income) expense	(93)	11	(12)	37

Total costs and expenses	36,779	39,859	12,583	14,684

(Loss) income before income taxes	(1,501)	(4,612)	54	(1,602)

Income tax (benefit) provision	(477)	(1,521)	40	(531)

Net (loss) income	$(1,024)	$(3,091)	$14	$(1,071)

(Loss) earnings per share:

Basic	$(.30)	$(.90)	$.00	$(.31)

Diluted	$(.30)	$(.90)	$.00	$(.31)

See notes to financial statements

MOD-PAC CORP.
Consolidated Statements of Cash Flows

	(dollars in thousands)
	(Unaudited)
	Nine Months Ended
	September	September
	27, 2008	29, 2007
Cash flows from operating activities:
Net loss	$(1,024)	$(3,091)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,850	3,645
Provision for doubtful accounts	11	33
Stock option compensation expense	208	166
Deferred income taxes	(479)	(1,524)
(Gain) loss on disposal of assets	(54)	59
Cash flows from changes in operating assets and liabilities
Accounts receivable	(1,149)	(1,808)
Inventories	(598)	(1,076)
Prepaid expenses	(57)	105
Other liabilities	(234)	(4)
Accounts payable	648	86
Refundable or payable income taxes	—	621
Accrued expenses	(5)	(31)

Net cash provided by (used in) operating activities	117	(2,819)

Cash flows from investing activities:
Proceeds from sale of assets	125	52
Sale of temporary investments	—	1,000
Change in other assets	(45)	(30)
Capital expenditures	(1,601)	(1,171)
Acquisition of DDM assets	—	(947)

Net cash used in investing activities	(1,521)	(1,096)

Cash flows from financing activities:
Principal payments on long-term debt and capital leases	(79)	(32)
Increase in line of credit	1,125	1,800
Proceeds from loans	580	—
Proceeds from issuance of stock	—	8
Purchase of treasury stock	(150)	—
Deferred financing fees	(5)	(40)

Net cash provided by financing activities	1,471	1,736

Net increase (decrease) in cash and cash equivalents	67	(2,179)

Cash and cash equivalents at beginning of year	98	2,444

Cash and cash equivalents at end of period	$165	$265

See notes to financial statements.

MOD-PAC CORP.
Notes to Consolidated Financial Statements
Nine Months Ended September 27, 2008
1) Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine-month period ended September 27, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted during the nine months ended September 27, 2008 was $2.27. No options were granted during the nine months ended September 29, 2007. The following table provides the range of assumptions used to value stock options granted during the nine months ended September 27, 2008.

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

A summary of the Company’s stock option activity and related information for the nine months ended September 27, 2008 is as follows:
(aggregate intrinsic value in thousands)

		Weighted
		Average Exercise	Aggregate
	Options	Price	Intrinsic Value

Outstanding at January 1, 2008	406,867	$9.15	$149
Options granted	16,000	5.62	—
Options forfeited	(10,406)	7.13	—
Options exercised	—	N/A	—

Outstanding at September 27, 2008	412,461	$9.06	$—

Exercisable at September 27, 2008	330,801	$9.05	$—

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $3.08 as of September 27, 2008, which would have been received by the option holders had all option holders with an exercise price less than the market price been exercised as of that date. As of September 27, 2008, there were no options with an exercise price below the closing stock price on that date. The intrinsic value of the options exercised is based on the Company’s closing stock price of common stock as of the date the option is exercised. There were no options exercised in the first nine months of 2008. The Company’s current policy is to issue additional new shares upon exercise of stock options.
The fair value of options fully vested since December 31, 2007 is $0.2 million. At September 27, 2008, total compensation costs related to non-vested awards not yet recognized was $0.2 million which will be recognized over a weighted average period of 1.83 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of September 27, 2008:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining	Weighted
Exercise Price		Life	Exercise		Life in	Average
Range	Shares	in Years	Price	Shares	Years	Exercise Price

$5.22 to $6.22	71,626	2.7	$5.55	71,626	2.7	$5.55
$7.36 to $8.44	148,470	7.4	$7.67	110,290	6.8	$7.76
$10.00 to $15.54	192,365	6.8	$11.45	148,885	6.4	$11.70

	412,461	6.3	$9.06	330,801	5.8	$9.05

3) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	(in thousands)
	Three months ended
	(unaudited)
	September 27,	December
	2008	31, 2007
Finished goods	$2,648	$2,214
Work in progress	379	118
Raw material	1,112	1,209

Total inventory	$4,139	$3,541

4) Product Line Net Sales
Product line net sales are as follows:

	(in thousands)
	Nine months ended		Three months ended
	September	September	September	September
	27, 2008	29, 2007	27, 2008	29, 2007
Folding cartons:
Custom folding cartons	$22,189	$22,031	$8,194	$8,346
Stock box	6,392	6,995	2,278	2,548

Folding cartons sub-total	28,581	29,026	10,472	10,894

Print services:
Commercial	3,201	2,171	1,064	867
Personalized	3,140	3,652	968	1,180

Print services sub-total	6,341	5,823	2,032	2,047

Total	$34,922	$34,849	$12,504	$12,941

5) (Loss) Income Per Share
The following table sets forth the computation of (loss) income per share:

	Nine months ended		Three months ended
	September	September	September	September
(in thousands except per share data)	27, 2008	29, 2007	27, 2008	29, 2007

Net (loss) income as reported	$(1,024)	$(3,091)	$14	$(1,071)

Basic (loss) income per share weighted average shares	3,436	3,450	3,430	3,450
Net effect of dilutive stock options	—	—	—	—

Diluted (loss) income per share weighted average shares	3,436	3,450	3,430	3,450

Basic (loss) income per share	$(.30)	$(.90)	$.00	$(.31)

Diluted (loss) income per share	$(.30)	$(.90)	$.00	$(.31)

The effect of dilutive stock options has not been included for the nine and three months ended September 27, 2008 and September 29, 2007 and the three months ended September 29, 2007, since this would be anti-dilutive as a result of the Company’s net loss. There is no effect of dilutive stock options for the three months ended September 27, 2008 due to the average share price in the three months ended September 27, 2008 being lower than all outstanding option prices.
6) Income Taxes
The Company’s effective tax rate for the first nine months of 2008 was 31.8%, which approximates the Company’s expected tax rate for 2008 exclusive of the recording of any valuation allowances which may be necessary to offset any deferred tax assets which may be recorded in the fourth quarter of 2008. The effective tax rate for the first nine months of 2007 was 33.0%.
The Company’s continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 27, 2008, the Company had no amounts accrued related to uncertain tax positions. The tax years 2006 and 2007 remain open to examination by the major state and federal taxing jurisdictions to which the Company is subject.
7) Capital Structure
The Company’s Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first nine months of 2008, 21,009 shares of Class B stock were converted to Common stock.
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
9) Line of Credit
The Company has access to a $5.0 million committed line of credit with a commercial bank, which expires in March, 2010. At September 27, 2008, $1.53 million was borrowed and an additional $0.25 million was in use through standby letters of credit. Interest on the line of credit is either LIBOR plus 150 basis points or the prime rate plus 50 basis points, at the Company’s option.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.
In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations; the effective date for the Company will be January 1, 2009. The Company has not yet determined the impact SFAS 141R will have, if any, on its consolidated financial statements.
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
For the third quarter of 2008, total revenue was $12.6 million compared with $13.1 million in 2007, a decrease of 3.4%. The custom folding cartons line sales were $8.2 million in the third quarter of 2008 compared with $8.3 million in the third quarter of 2007, a decrease of 1.8%, or $0.1 million, with increased business volumes from several customers and some new customer activity being more than offset by decreased business from primarily one customer due to that customer’s business conditions. Sales of the Company’s stock box product line were $2.3 million in 2008, a decrease of 10.6% from the prior year’s third quarter sales of $2.5 million due to general market conditions. Personalized print sales for the third quarter of 2008 were $1.0 million, compared with $1.2 million in the third quarter of 2007, a decrease of 18.0% due to generally soft market conditions. Third quarter 2008 commercial print sales grew 22.7%, or $0.2 million, to $1.1 million compared with sales of $0.9 million in the third quarter of 2007. The commercial print increase was primarily due to sales growth in mailing services and sales to custom folding cartons customers.
For the first nine months of 2008, total revenue was $35.3 million, relatively unchanged, compared with $35.2 million in 2007. The custom folding cartons product line sales were $22.2 million compared with $22.0 million in 2007, an increase of 0.7% with increased business volumes from several customers being partially offset by decreased business from primarily one customer due to that customer’s business conditions. Sales of the Company’s stock box product line were $6.4 million compared with $7.0 million in the prior year, a decrease of 8.6% primarily due to general market conditions. Personalized print sales for the first nine months of 2008 were $3.1 million compared with $3.7 million in the same period of 2007, a decrease of 14.0% due to one customer changing from buying product from the Company to making product internally, along with general soft market conditions. The first nine months of 2008, commercial print sales grew 47.4%, or $1.0 million, to $3.2 million compared with sales of $2.2 million in the first nine months of 2007. The commercial print increase was primarily due to additional sales driven by capability from the DDM — Digital Imaging, Data Processing and Mailing Services LC acquisition which was effective May 1, 2007, along with sales to custom folding cartons customers.
EXPENSES AND MARGINS
Gross margin was 15.6% for the third quarter of 2008, an improvement from 8.1% in the third quarter of 2007. This improvement was a result of decreases in labor related costs, repairs expense and depreciation expense, combined with price increases, offset partially by weaker sales mix. Selling, general, and administrative costs decreased 26.9% to $1.9 million in the third quarter of 2008 from $2.5 million during the same period in the prior year due to lower wage related costs, depreciation expense and other cost reduction measures.
Gross margin was 13.1% for the first nine months of 2008, an increase from 8.3% in the first nine months of 2007. This increase was a result of decreases in labor related costs, repairs expense and depreciation expense combined with price increases, offset partially by increases in paperboard cost and a weaker product mix. Selling, general, and administrative costs decreased 19.1% to $6.0 million in the first nine months of 2008 from $7.4 million during the prior year’s first nine months, due to lower depreciation expense, wage related costs and other cost reduction measures.
TAXES
The Company’s effective tax rate for the third quarter of 2008 was 74.0%, due to a revision in the expected effective annual rate. The effective tax rate for the first nine months of 2008 was 31.8%, which approximates the annual effective tax rate. The effective tax rate in the third quarter of 2007 was 33.1% and 33.0% for the first nine months of 2007.
Due to its three year cumulative loss position, the Company does not expect to be able to record any additional tax benefit for any future tax losses as a deferred tax asset in 2008.

NET LOSS AND LOSS PER SHARE
The net income for the third quarter of 2008 was $0.01 million, an improvement of $1.1 million from the third quarter of 2007. This improvement was due to focused efforts to reduce costs while sales were impacted by economic conditions. Diluted income per share was $0.00 in the third quarter of 2008 compared to a loss of $0.31 in the third quarter of 2007.
The net loss for the first nine months of 2008 was $1.0 million, an improvement of $2.1 million from the first nine months of 2007. This decrease in loss was the result of the same reasons noted for the quarter. Diluted loss per share was $0.30 in the first nine months of 2008 and $0.90 in the first nine months of 2007.
LIQUIDITY
Cash and cash equivalents were $0.2 million at September 27, 2008, relatively unchanged from December 31, 2007.
The Company has access to a $5.0 million committed line of credit with a commercial bank, which expires in March 2010. At September 27, 2008, $1.53 million was borrowed and an additional $0.25 million was in use through standby letters of credit. The borrowed amount is an increase of $1.1 million from the balance at December 31, 2007. Interest on the line of credit is either LIBOR plus 150 basis points or the prime rate plus 50 basis points at the Company’s option.
The increase in the amount outstanding under the line of credit in the first nine months of 2008 was primarily the result of net losses, capital expenditures, working capital requirements and a share re-purchase in the first quarter, partially offset by non-cash depreciation, amortization expense and proceeds from equipment loans.
Inventory increased by $0.6 million during the first nine months of 2008 primarily in finished goods and work in progress, due primarily to seasonality of business in the fourth quarter of 2008.
Receivables increased by $1.1 million during the first nine months of 2008 due primarily to sales timing.
Capital expenditures, driven primarily by productivity improvement investments, for the first nine months of 2008 were $1.6 million compared with $2.0 million in the first nine months of 2007, which includes the acquisition of the assets of DDM — Digital Imaging, Data Processing and Mailing Services LC. Depreciation and amortization for the first nine months of 2008 was $2.9 million compared with $3.6 million in the same period last year.
The Company believes that cash, cash equivalents and the line of credit, are sufficient to meet cash requirements for operations, capital expenditures and debt service for the balance of 2008.
There were 25,000 shares repurchased by the Company during the first nine months of 2008. The Company has authorization to repurchase 75,885 shares at September 27, 2008. The closing price of the Company’s stock at September 27, 2008 was $3.08. At this price, the repurchase of 75,885 shares would require $233,726.
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
Risks due to fluctuation in interest rates are not material to the Company at September 27, 2008 because of our limited exposure to floating rate debt.
Since May of 2003, over 90% of the Company’s power needs are met through natural gas. The Company has investigated supply contracts of various lengths and currently it has supply arrangements for fixed prices on approximately 85% of its estimated usage through September 2009. Historically, the price of natural gas has fluctuated widely. Although the Company is concerned about cost, its main concern is availability. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel-powered generator. Although such generators are generally available, the Company cannot be assured that a generator adequate to meet the Company’s needs would be available if and when such need should arise.
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
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the word “anticipate,” “believe,” “expect,” “estimate,” “project,” and similar expressions are generally intended to identify forward-looking statements. Any forward looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in MOD-PAC’s communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product and market channel expansions, capacity utilization and expansion, and repurchase of capital stock, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties, and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:
•	Overall economic and business conditions;

•	The demand for MOD-PAC’s goods and services;

•	Customer acceptance of the products and services MOD-PAC provides;

•	Competitive factors in print and print services and folding cartons industries;

•	Raw material cost fluctuations;

•	Changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	The availability and costs of natural gas supplies in Western New York State;

•	The internal and external costs of compliance with laws and regulations such as Section 404 of the Sarbanes-Oxley Act of 2002;

•	Litigation against the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4T. Controls and Procedures
The company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a — 15(e) and 15(d) — 15(e) of the Securities Exchange Act of 1934, as of September 27, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Operating Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2008. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
Due to the general weakening of the national economy, our lender in our senior credit facility may have a weakened financial condition related to its lending and other financial relationships. As a result, it may tighten its lending standards, which could make it more difficult for us to borrow under our credit facility or to obtain other financing on favorable terms or at all. Also, certain cash balances with our bank are insured up to $250,000 by the FDIC, therefore any amounts in excess of this limit are also subject to risk. In addition, the weakening of the national economy and the recent reduced availability of credit may have decreased the financial stability of our major customers and suppliers. As a result, it may become more difficult for us to collect our accounts receivable and outsource products and services from our suppliers. If any of these conditions were to occur, our financial condition and results of operations would be adversely affected.
Other then what is mentioned here, there have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total Number	(d) Maximum Number
			of Shares (or Units)	(or Approximate Dollar
	(a) Total	(b) Average	Purchased as Part	Value) of Shares (or
	Number of	Price Paid per	of Publicly	Units) that May Yet Be
	Shares (or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
June 29 - July 26, 2008	—	—	—	75,885
July 27 - August 23, 2008	—	—	—	75,885
August 24 - September 27, 2008	—	—	—	75,885

Total	—	—	—

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Securities Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit 31.1	Section 302 Certification — Chief Executive Officer

Exhibit 31.2	Section 302 Certification — Chief Operating Officer/Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Operating Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOD-PAC CORP.
(Registrant)
Date: November 5, 2008	By:	/s/ David B. Lupp
David B. Lupp
Chief Operating Officer/Chief Financial Officer (Principal financial officer)