Form 10-K
period 2008-12-31
MOD PAC CORP
filed 2009-03-05
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2008
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by checkmark if the registrant is not required to file report pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by checkmark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 5, 2009, 3,430,131 shares were outstanding, consisting of 2,788,649 shares of Common Stock $.01 Par value and 641,482 shares of Class B Stock $.01 Par Value. The aggregate market value, as of June 28, 2008, of the shares of Common Stock and Class B Stock of MOD-PAC CORP. held by non-affiliates was approximately $10,894,988 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2009 are incorporated by reference into Part III of this Report.

PART I
The Registrant, MOD-PAC CORP., is referred to in this Annual Report on Form 10-K as “MOD-PAC” or in the nominative “we” or the possessive “our.”
Forward Looking Information
Certain statements contained in this report are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the word “anticipate,” “believe,” “expect,” “estimate,” “project,” and similar expressions are generally intended to identify forward looking statements. Any forward looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in MOD-PAC’s communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product and market channel expansions, capacity utilization and expansion, and repurchase of capital stock, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties, and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:
•	Overall economic and business conditions;
•	The demand for MOD-PAC’s goods and services;
•	Customer acceptance of the products and services MOD-PAC provides;
•	Competitive factors in print services and the folding cartons industries;
•	Changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);
•	The availability and costs of natural gas supplies in Western New York State;
•	The internal and external costs of compliance with laws and regulations such as Section 404 of the Sarbanes-Oxley Act of 2002; and
•	Litigation against the Company.
Item 1. BUSINESS
Overview
MOD-PAC is a high value-added, on-demand print services firm providing print products and services in two categories — folding cartons and print services. Our customers are in many industries and each of our products and services serve markets through various market channels. All areas offer common values to contribute to the success of our customers including strong, service based customer relationships; reliability and premium quality that comes from many decades of reputable experience; our high level of responsiveness to our customers’ needs, offering products and services on-demand, with short lead times from order entry to delivery; one stop shopping with wide ranging products and services, and integrated manufacturing and technology capabilities; and our ability to service order sizes from “hundreds” to “millions” of pieces, allowing our customers to order in their desired, not forced, quantities.
We also provide additional value added services that include design assistance, finishing services, fulfillment, and asset management. MOD-PAC has integrated technology into our marketing, order intake and production capabilities to provide economically priced, short-run, on-demand print products and services. In addition, through our large, centralized facility, we aim to capture economies of scale by channeling large numbers of small to medium sized print orders through our operations. Our ability to logistically handle a large flow of orders sets us apart from many smaller printers that are less sophisticated.
MOD-PAC’s strategy is to grow sales through increased market penetration with our custom folding carton product line by capitalizing on our experience and skills, such as custom box design and engineering, as well as our unique capabilities to produce short-runs of product on-demand; and to increase sales of our specialty print and direct mail product line by cross-selling products to our existing customer base, targeting our own backyard with our direct sales force, and identifying potential strategic partnerships that can expand our sales prospects.

Folding Cartons:
Custom Folding Cartons: Through MOD-PAC’s fully-integrated, automated die design and custom folding carton print production, we can meet the highly variable needs of our custom packaging customers while providing competitive prices for on-demand products in the required quantities. Full service design, employing advanced computer-aided design and manufacturing systems, computer-to-plate speed and accuracy, and rapid turnover print processes give our customers the products they need when they need them. Our customers are generally in the healthcare, confectionary, food and food service, and automotive industries, including private label manufacturers. We sell directly to these customers, who have requirements that are characterized by high product variability, short production cycles, and variable print run quantities.
Stock Packaging: Our stock packaging line sells a variety of products including a collection of candy boxes and gourmet bags as well as other products such as trays and other complementary items. Most of these items are available for customization with ink and foil stamping in quantities of as few as 50. We serve over 4,000 customers in the U.S. and Canada on a direct basis and through distributor networks. Our core target market is the independent confectionery industry; however, we also provide retail packaging solutions during the holiday season to gift retailers and for general consumer use.
Print Services:
Specialty Print and Direct Mail: MOD-PAC produces a variety of specialty print products, including business cards, direct mail post cards, letterhead and corporate stationery, presentation folders, booklets and product flyers. In 2007, MOD-PAC acquired certain assets of DDM-Digital Imaging, Data Processing and Mailing Services, LC (“DDM”) which resulted in additional print service capabilities for MOD-PAC including variable print, mailing and fulfillment. Our channels to market include direct sales to our regional market and select targeted markets, North American businesses through a dealer network, and strategic partnerships with access to certain niche direct customers. We have the capabilities to meet the on-demand needs of our customers by providing economically-priced, short-run, high quality products with short turn around times, as well as secure data management for direct mail services. Our customers benefit from our extensive knowledge of the continually evolving postal regulations and programs with accurate management of their mailing projects with optimal postage rates and delivery timing. Our customers are in a wide range of industries including financial services, education, marketing, medical, political and legal.
Personalized: MOD-PAC produces a variety of event-oriented products for both the corporate and consumer markets including invitations, napkins, announcements, bags, boxes and a wide accessory product line for all social occasions such as corporate events, weddings, bar mitzvahs, bat mitzvahs, graduations and anniversaries. We are able to leverage our operational capabilities to deliver smaller quantities of highly variable personalized print products with short turn around times to meet the customized needs of our customers. Our channels to market include primarily retailers, such as bridal and gift shops, and branded internet web resellers. We also sell on our own website, partybasics.com, and through our retail outlet store located within our facilities.
General Development of Business
An important event in our history was when we were spun-off from Astronics Corporation, our former parent company, on March 14, 2003. The spin-off was accomplished by means of a one-for-two distribution (“the Distribution”) of all of the outstanding shares of MOD-PAC’s common stock and Class B stock to shareholders of Astronics. At the time of the Distribution, MOD-PAC became a separately traded, publicly held company.

MOD-PAC’s business is primarily focused on its folding carton product line which continues to gain new customers and capture more business from existing customers. We developed our specialty print product line in 2002 when we began servicing our former customer, VistaPrint, which was a front-end web store for commercial print to the small office/home office market. MOD-PAC produced and distributed the orders VistaPrint received. In order to respond to the growth in sales of the commercial print product line for VistaPrint and high custom folding carton growth, MOD-PAC rapidly increased its capacity with capital expenditure investment and increased employment. In July 2004, we agreed to terminate our supply agreement with VistaPrint, which was scheduled to expire in April 2011, for a $22 million contract buy-out fee. VistaPrint, at that time, represented approximately 30% of our total sales and it had decided to bring a majority of its printing needs in house. Since 2005 we have grown our specialty print and direct mail business, exclusive of VistaPrint, from a near zero baseline to $4.2 million in 2008. MOD-PAC continues to grow the folding carton and print services business and we have right-sized our organization in efforts to recover from the loss of such a large customer. During the last two quarters of 2008, we were able to generate positive quarterly net income for the first time since 2005.
Practices as to Maintaining Working Capital
Part of our strategy is to minimize working capital requirements by reducing production cycle times, generally enabling us to generate substantially all of our working capital requirements from operations. MOD-PAC has access to a committed and secured line of credit with a commercial bank of $5.0 million. At December 31, 2008, we had $1.0 million drawn on the line. We believe cash equivalents, which totaled $0.2 million at December 31, 2008, in combination with the committed line of credit and cash generated from our 2009 operations, can meet our obligations, other working capital requirements and capital expenditure needs in 2009.
Competitive Conditions
The print industry is a highly competitive industry, and MOD-PAC faces a number of competitors within each of the markets it serves. In the U.S. folding carton industry, we compete with a significant number of national, regional and local companies, many of which are independent and privately-held. The largest competitors in this market are primarily focused on the long-run print order market. They include large integrated paper companies such as, Rock-Tenn Company, Caraustar Industries, Inc., Graphic Packaging Holding Company and Mead Westvaco. MOD-PAC’s focus is on niche market opportunities requiring short print runs, which capitalize on our efficient processes and operations to meet customers’ highly variable needs.
For print services products, the market we are targeting is highly fragmented, with the top 400 commercial printers in the U.S. accounting for less than 30% of the market (source: KeyBank Capital Markets Packaging Practice December 2008). We compete with many small operations that do not have the technological capabilities equivalent to MOD-PAC, lack the variety of print and finishing capabilities, variable print and mailing service capabilities and are often geographically constrained to local customers. There are several larger competitors in this sector, such as Modern Postcard, Champion Industries, Inc., Consolidated Graphics, Inc., Taylor Corporation and BCT International.
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
Employees
MOD-PAC employed 390 employees as of December 31, 2008. We consider relations with our employees to be good.
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
Environmental and Other Governmental Regulations
We are subject to various federal, state and local laws relating to the protection of the environment. We continually assess our obligations and compliance with respect to these requirements. We believe we are in material compliance with all existing applicable environmental laws and permits and our current expenditures will enable us to remain in material compliance. Because of the complexity and changing nature of environmental regulatory standards, it is possible situations will arise from time to time that require us to incur expenditures in order to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations or financial condition and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2009.
Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health. We believe we are in material compliance with these laws and regulations and do not believe future compliance with such laws and regulations will have a material adverse effect on our operating results or financial condition.
Information Regarding Industry Segments
MOD-PAC operates as one reporting segment. Our customer base is comprised of companies and individuals throughout the United States and North America and is diverse in both geographic and demographic terms. The format of the information used by our CEO is consistent with the reporting format used in our 2008 Form 10-K and other external information.
Available Information
We file financial information and other materials required by the SEC electronically with the SEC. These materials can be accessed electronically via the Internet at www.sec.gov. Such materials and other information about MOD-PAC are available through our website at www.modpac.com under the Investor Relations information section.
Item 1A. RISK FACTORS
•	Significant increases in the cost of energy or raw materials could have a material adverse effect on our margins and income from operations. Increases in paper costs, which represent a significant portion of our raw material costs, and any decrease in availability of paper could adversely affect our business.
•	A significant amount of paperboard is scrapped as a result of normal operations. Virtually all paperboard waste is sold to third party recyclers. Changes in the recycled paperboard market may have an impact on our profitability.
•	We have been dependent on certain customers, the loss of which could have material adverse effects on product sales and, depending on the significance of the loss, our results of operations, financial condition or cash flow. Our ability to generate cash flows is dependent, in significant part, on our ability to reestablish growth in sales volume and maintain or increase selling prices that we realize for our products.

•	Our ability to successfully implement our business strategies, our efforts to expand our markets for print services and to realize anticipated savings is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.
•	Due to the general weakening of the national economy, our lender in our senior credit facility may have a weakened financial condition related to its lending and other financial relationships. As a result, it may tighten its lending standards, which could make it more difficult for us to borrow under our credit facility or to obtain other financing on favorable terms or at all. Our current line of credit agreement expires in March 2010 and our ability to extend this agreement may be hindered for these reasons. Also, certain cash balances with our bank are insured up to $250,000 by the FDIC, therefore any amounts in excess of this limit are also subject to risk. In addition, the weakening of the national economy and the recent reduced availability of credit may have decreased the financial stability of our major customers and suppliers. As a result, it may become more difficult for us to collect our accounts receivable and outsource products and services from our suppliers. If any of these conditions were to occur, our financial condition and results of operations would be adversely affected.
•	We face intense competition, and if we are unable to compete successfully against other manufacturers of paperboard, custom folding cartons, stock packaging, specialty print and direct mail, and personalized print, we could lose customers and our revenues may decline.
•	Our net sales and profitability could be affected by intense pricing pressures. If our facilities are not as cost efficient as those of our competitors, or if our competitors otherwise choose to lower prices, we may lose customers, which could negatively impact our revenue, cash flows and financial condition.
•	Delays in our plans to improve manufacturing productivity and control costs of operations could negatively impact our margins.
•	Any prolonged disruption in production due to labor difficulties, equipment failures, destruction of, or material damage to any of our facilities could have a material adverse effect on our net sales, margins and cash flows.
•	If we cannot protect our reputation due to product quality and liability issues, our business could be harmed.
•	We are dependent on key management personnel. We cannot be certain that we will be able to retain our executive officers and key personnel or attract additional qualified management in the future.
•	Work stoppages and other labor relations matters may make it substantially more difficult or expensive for us to manufacture and distribute our products, which could result in decreased sales or increased costs, either of which would negatively impact our financial condition and results of operations.
•	We are subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under such laws or regulations, could negatively impact our financial condition and results of operations.
•	We may unknowingly, or inadvertently violate the intellectual property rights of others as we innovate new ways to capture, aggregate, process and print orders from the internet which could result in the payment of damages or injunctions which could interfere with our business.
•	We may not be able to adequately protect and defend our intellectual property and proprietary rights, which could harm our future success and competitive position.
•	We have incurred operating losses over the past three years, and may not be profitable in 2009. In the event we are unable to increase sales and/or reduce costs, our operating losses are likely to continue.

•	Unfavorable or uncertain economic and market conditions, which can be caused by: outbreaks of hostilities or other geopolitical instability; declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation, interest rates, exchange rate volatility, default rates or the price of basic commodities; corporate, political or other scandals that reduce investor confidence in capital markets; natural disasters or pandemics; or a combination of these or other factors, may adversely affect, our business and profitability.
•	New legislation, specifically the Employee Free Choice Act, may be passed which would increase the ability for unions to organize employees of non-unionized businesses such as MOD-PAC. This could have a negative impact on our relations with our employees.
•	An impairment of our fixed assets could negatively impact our financial condition. Although this write-off would be a non-cash charge, it could significantly reduce our earnings and net worth.
Item 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
Item 2. PROPERTIES
We maintain our corporate headquarters and conduct our operations at the following facilities:

		Square	Owned or
Location	Type of Facility	Footage	Leased
Buffalo, NY	Corporate headquarters; printing
	and manufacturing	335,000	Owned

Blasdell, NY	Office and warehouse	54,000	Owned

Buffalo, N.Y.	Office and warehouse	203,000	Leased
We believe the 335,000 square foot corporate headquarters, printing and manufacturing property have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. We entered into a forty-nine year lease for the 203,000 square feet of office and warehouse buildings in November 2003. These buildings are adjacent to our corporate headquarters, printing and manufacturing property and were acquired for potential expansion of such facilities. Currently, portions of this space are being rented to third parties. Future rehabilitation expenditures will be based on our anticipated facility requirements. In the latter half of 2008 all of the operations at the 54,000 square foot Blasdell property were relocated to the 335,000 square foot property in Buffalo. The Blasdell property is currently available for sale or rent.
Item 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
PART II
Item 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On March 14, 2003, MOD-PAC was spun-off from Astronics Corporation in a tax-free distribution to the shareholders of Astronics Corporation and became listed on the NASDAQ National Market under the symbol MPAC. Except for a special $7,000,000 dividend paid to Astronics Corporation on December 31, 2002, in connection with its spin-off from Astronics, we have not paid any cash dividends in the six-year period ended December 31, 2008. We have no plans to pay dividends as we plan to retain all cash from operations as a source of capital to finance growth in the business. As of February 5, 2009, there were approximately 529 registered shareholders for our Common Stock and 476 registered shareholders for our Class B stock. We did not sell any unregistered securities in 2008.

Quarterly information for each quarterly period during 2008 and 2007 on the range of prices for our Common Stock appears in the following table:

	2008				2007
Quarter	Fourth	Third	Second	First	Fourth	Third	Second	First

High	$3.35	$4.65	$6.96	$8.11	$8.99	$10.66	$11.17	$11.90

Low	$1.00	$2.87	$3.25	$4.74	$6.60	$7.44	$9.50	$9.66
PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER

			(c) Total Number of Shares	(d) Maximum Number of
			(or Units) Purchased as	Shares (or Units)
	(a) Total Number	(b) Average Price	Part of Publicly	that May
	of Shares (or	Paid per Share	Announced Plans	Yet Be Purchased Under
Period	Units) Purchased	(or Unit)	or Programs	the Plans or Programs
Sept. 28 – Oct. 25, 2008	0	N/A	0	75,885
Oct. 26 – Nov. 22, 2008	0	N/A	0	75,885
Nov. 23 – Dec. 31, 2008	0	N/A	0	75,885

Total	0	N/A	0	75,885

CORPORATE PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return of (i) MOD-PAC CORP., (ii) the Nasdaq Non-Financial Stocks and (iii) the NASDAQ Composite — Total Returns for the period December 31, 2003 through December 31, 2008.
TOTAL RETURN DATA POINTS

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
MOD-PAC CORP.	100.0	159.5	140.5	137.5	93.6	29.6

NASDAQ Composite — Total Returns	100.0	109.2	111.5	123.1	140.1	84.1
NASDAQ Non-Financial	100.0	107.8	110.2	120.9	137.2	62.8
Source: Zacks Investment Research

Item 6. SELECTED FINANCIAL DATA

(dollars in thousands, except for per share data)	2008	2007	2006	2005	2004

Performance:
Revenue (1)	$48,898	$48,190	$46,559	$71,193	$50,280
Cost of Products Sold	$42,174	$43,725	$42,243	$42,960	$37,008
Gross Margin	13.8%	9.3%	9.3%	39.7%	26.4%
Selling, General and Administrative Expenses	$7,870	$9,850	$9,479	$10,476	$7,658
Operating Margin	(2.3%)	(11.2%)	(11.1%)	24.9%	11.2%
Net (Loss) Income (2)	$(895)	$(4,101)	$(3,431)	$11,028	$3,722
Net Margin	(1.8%)	(8.5%)	(7.4%)	15.5%	7.4%
Basic (Loss) Earnings Per Share	$(0.26)	$(1.19)	$(1.00)	$3.07	$1.00
Weighted Average Shares Outstanding — Basic	3,434	3,450	3,442	3,593	3,728
Diluted (Loss) Earnings Per Share	$(0.26)	$(1.19)	$(1.00)	$2.97	$0.97
Weighted Average Shares Outstanding — Diluted	3,434	3,450	3,442	3,708	3,821
(Loss) Return on Average Assets	(2.7%)	(11.4%)	(8.3%)	21.7%	7.6%
(Loss) Return on Average Equity	(3.5%)	(14.8%)	(11.0%)	38.8%	16.2%

Year End Financial Position:
Total Assets	$32,551	$32,794	$39,006	$43,724	$57,960
Line of Credit	$1,000	$400	—	—	—
Long Term Debt	$2,413	$2,050	$1,931	$1,969	$2,057
Shareholders’ Equity	$25,012	$25,801	$29,661	$32,598	$24,272
Book Value Per Share	$7.29	$7.47	$8.60	$9.50	$6.66

Other Data:
Depreciation and Amortization	$3,737	$4,970	$5,011	$5,667	$4,951
Capital Expenditures	$1,993	$2,707	$1,028	$4,732	$6,316
Shares Outstanding at year-end — Common	2,789	2,788	2,756	2,716	2,717
— Class B	641	667	693	717	925
Number of Registered Shareholders — Common	529	544	597	642	662
(as of February 5, 2009) — Class B	476	492	537	591	641

(1)	Includes $19,556 and $2,443 of revenue in 2005 and 2004 related to the amortization of the VistaPrint contract buy-out fee.

(2)	Includes $319 expense for goodwill impairment in 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
MOD-PAC’s plan for growing revenue and returning to profitability is by continuing to gain market share in custom folding cartons, implementing reductions to our cost structure where feasible and pursuing growth in the specialty print and direct mail market. We continue to pursue growth from existing custom folding carton customer relationships and development of business through new customers in markets that have requirements characterized by high product variability, short production cycle times and variable print run quantities. We also continue to work on managing costs including enhancing productivity in operations, tightening management of labor costs, reducing paperboard waste and heightening controls on equipment and facility maintenance programs. In 2008, we consolidated all of our operations into one facility. This involved the relocation of our personalized print operation and a portion of our stock packaging operation. During 2008, we also moved our information technology infrastructure in-house. During 2007, we purchased the assets of DDM — Digital Imaging, Data Processing and Mailing Services LC (“DDM”), which resulted in additional capabilities for us including variable print, mailing and fulfillment. We plan to grow our print services sales through our dealer network, strategic partnerships with access to certain direct niche customers, targeted direct customers, our personalized print on-line store, www.partybasics.com, and our retail outlet store located within our facility.
Revenue
2008 compared with 2007
For fiscal 2008, revenue was $48.9 million compared with $48.2 million in 2007, an increase of $0.7 million or 1.5%.
The custom folding cartons product line had sales of $30.6 million in 2008, an increase of 5.7% from 2007, mainly attributable to meaningful sales growth with one new large customer and additional sales to existing customers. This growth was partially offset by declines from customers that slowed spending due to the current economic climate.
The stock packaging product line had sales of $9.7 million in 2008, down $1.2 million, or 11.0%, from $10.9 million in 2007. The decline from the prior year was mainly due to weakness in general business conditions. This product line is sold primarily to retail confectioners who generally were affected negatively by the current state of the economy.
The specialty print and direct mail, formerly commercial print, product line had sales of $4.2 million in 2008, up $1.1 million, or 35.2%, from $3.1 million in 2007. The increase was primarily due to increased mailing services sales, which was partially the result of four additional months of activity in 2008 versus 2007, and sales to two custom folding cartons customers.
The personalized print product line had sales of $3.9 million in 2008, down $0.8 million, or 16.9%, from $4.7 million in 2007. The decline from the prior year was mainly due to weakness in general business conditions.
2007 compared with 2006
For fiscal 2007, revenue was $48.2 million compared with $46.6 million in 2006, an increase of $1.6 million or 3.5%.
The custom folding cartons product line had sales of $29.0 million in 2007, relatively unchanged from 2006. Our ability to provide short run, highly variable print at competitive prices attracted new customers as well as increased sales from existing customers. During 2007, we experienced significant declines in two large accounts due to various market driven factors and production slowdowns at their operations which were offset by new customer accounts and increased orders from other existing customers.
The stock packaging product line had net sales of $10.9 million in 2007, up $0.1 million, or 0.8%, from $10.8 million in 2006.

The specialty print and direct mail product line had sales of $3.1 million in 2007, up $1.7 million, or 115.3%, from $1.4 million in 2006 mainly driven by new capabilities resulting from the DDM asset purchase in May 2007.
The personalized print product line had sales of $4.7 million in 2007, down $0.1 million, or 2.5%, from $4.8 million in 2006.
Cost of Products Sold
As a percentage of revenue, the cost of products sold were 86.2%, 90.7%, and 90.7% for the years 2008, 2007, and 2006, respectively.
The improvement of cost of products sold as a percent of revenue in 2008 compared with 2007 was mainly the result of decreases in labor costs, repairs expense and depreciation expense offset partially by increase in paperboard cost and weaker product mix. The decreases in labor costs were primarily the result of workforce reductions that took place from the latter half of 2007 through the first half of 2008.
Cost of products sold remained relatively flat from 2006 to 2007 as the factory remained under-utilized. Improvements in yield and lower depreciation expense were offset by higher labor, repairs, paperboard and utility cost. During 2007, we purchased the assets of DDM along with additional mailing services related equipment. We began using the assets purchased from DDM late in the first half of 2007, and most of the additional mailing services equipment was purchased in late 2007 for use during 2008.
Selling, General and Administrative Costs
Selling, general and administrative (SG&A) costs were $7.9 million in 2008 compared with $9.9 million in 2007, and $9.5 million in 2006. As a percentage of total revenue, SG&A costs were 16.1%, 20.4%, and 20.4%, for the years 2008, 2007 and 2006 respectively.
SG&A costs were 20.1% lower in 2008 compared with 2007. Included in 2007 SG&A was $0.4 million in costs associated with a workforce reduction and $0.2 million of accelerated depreciation related to the reduction in useful lives of certain software assets. Lower depreciation expense, employee related expenses and professional services expenses in 2008 were additional reasons for this decrease.
2007 SG&A was 3.9% higher than 2006. Lower advertising expense, stock option expense and bad debt reserve, were more than offset by higher wages, workforce reduction costs and accelerated depreciation expense.
Interest Expense
Interest expense was $274 thousand, $248 thousand, and $205 thousand, respectively, in 2008, 2007, and 2006.
Provision for Income Taxes
Our effective income tax rate was 29.7% in 2008, 31.2% in 2007, and 33.8% in 2006. We recorded income tax benefits in 2008, 2007 and 2006 due to our losses. The 2008 tax benefit was recorded at a rate lower than customary due to certain stock option charges which are a permanent non-deductible expense for income tax purposes. The 2007 tax benefit was recorded at a rate lower than customary due to our goodwill impairment charge and stock option charges which are permanent non-deductible expenses for income tax purposes.
Net Loss/Income
Net loss in 2008 was $0.9 million, a decrease in loss of $3.2 million, or 78.2%, from 2007’s net loss of $4.1 million for the reasons stated above.
Net loss in 2007 was an increase in loss of $0.7 million, or 19.5%, from 2006’s net loss of $3.4 million for reasons stated above as well as $0.4 million in asset impairment charges for goodwill relating to an acquisition made by us in the 1980’s and a plant and equipment impairment included in non-operating expense.

Earnings Per Share
There was no effect on our number of outstanding shares used in our diluted earnings per share calculation for stock options that were dilutive at December 31, 2008, since we had a net loss. We bought back 25,000 shares in 2008.
Liquidity and Capital Resources
Cash and cash equivalents $0.2 million at December 31, 2008, a slight increase from $0.1 million at December 31, 2007.
Capital expenditures for 2008 were $2.0 million compared with $2.7 million in 2007 and $1.0 million in 2006. Approximately half of the spending in 2008 was for productivity and efficiency initiatives that provided benefit to us in 2008. Expenditures in 2007 were primarily for mailing services equipment, including the DDM asset purchase, along with additional investment in systems and building improvements. Expenditures in 2006 were primarily related to building improvements; certain productivity improvement equipment; and software, used for on-line proofing, order fulfillment and warehouse management. We anticipate approximately $1.0 million in capital spending for 2009.
During 2008, we had access to a $5.0 million committed line of credit with a commercial bank. We had access to an $8.0 million committed line of credit with a commercial bank throughout most of 2007. As the fourth quarter of 2007 ended, it was determined that we would have violated our financial covenants at year end. Our commercial bank granted a waiver for the covenant violations. In addition, we executed an amendment to the credit agreement which lowered the amount available on the committed line of credit to $5.0 million, in order to reduce costs, and also to change the financial covenants for 2008 and 2009 to more favorable levels. The line is secured by certain assets of ours and the agreement expires in March 2010. The interest rate charged for borrowings under the terms of the facility provide for prime rate plus 50 basis points or LIBOR plus 150 basis points, at our option. The balance drawn on the line at December 31, 2008 was $1.0 million, an increase of $0.6 million from the $0.4 million balance in the prior year. An additional $0.2 million was in use through standby letters of credit. We were not in violation of our financial covenants at year end 2008. In addition to the balance drawn on our committed line of credit at year end, we separately financed the purchase of certain equipment in the first half of 2008 and the fourth quarter of 2007 in the amount of $0.6 million and $0.2 million, respectively.
In August of 2005, we received authorization from our Board to purchase 200,000 shares for its share repurchase program. In 2008, 25,000 shares were repurchased. There were no shares repurchased in 2006 and 2007. At December 31, 2008, our outstanding authorization for repurchase of shares is 75,885. The closing price of our stock as of December 31, 2008 was $2.37. At this price, the repurchase of 75,885 shares would require $179,847.

We believe that cash, cash equivelents, projected cash flow from operations, and the committed line of credit are sufficient to meet our cash requirements for operations, capital expenditures and common stock redemptions, if any, for 2009. We expect to maintain compliance with the covenants on our committed line of credit throughout 2009.
Contractual Obligations
(in thousands)

Payments Due by Period	Total	2009	2010-2011	2012-2013	After 2013
Line of Credit	$1,000	—	$1,000	—	—

Equipment Loans	650	136	305	209	—

Other Loans	111	20	44	47	—

Capital Lease Obligation — Principal (1)	1,800	—	—	—	1,800

Capital Lease Obligation — Interest (1)	6,044	155	339	360	5,190

Capital Lease Obligations — Principal (Other)	20	12	8	—	—

Capital Lease Obligations — Interest (Other)	1	1	—	—	—

Operating Leases	849	514	326	9	—

Purchase Commitments	1,278	1,022	256	—	—

Total	$11,753	$1,860	$2,278	$625	$6,990

(1)	Represents a forty-nine year lease beginning November 2003 for 203,000 square feet of office and warehouse buildings adjacent to our corporate headquarters, printing and manufacturing property.
Off-Balance Sheet Arrangements
The only off-balance sheet arrangements we have are operating leases for equipment and two automobile leases. Rental expense under these leases was $541 thousand in 2008, $561 thousand in 2007, and $492 thousand in 2006.
Recently Issued Accounting Standards
In September 2006, the FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued. This statement establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), changes the definition of fair value within that framework, and expands disclosures about the use of fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, the FASB provided a one year deferral for implementation of the standard for nonfinancial assets and liabilities. The adoption of SFAS 157 did not have an impact on our consolidated financial statements.
In February 2007, the FASB Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) was issued. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have an impact on our consolidated financial statements.
In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations; the effective date for us will be January 1, 2009. The impact of applying SFAS 141R on future business combinations cannot currently be determined.

Critical Accounting Policies
Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported. These estimates, assumptions and judgments are affected by management’s application of accounting policies, which are discussed in Note 2 of Item 8, Financial Statements and Supplementary Data of this report. The critical accounting policies have been reviewed with the audit committee of our board of directors.
Revenue Recognition
Revenue is recognized on the accrual basis, which is at the time of shipment of goods or acceptance at the United States Postal Service.
Accounts Receivable and Allowance for Doubtful Accounts
A trade receivable is recorded at the value of the sale. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Generally, amounts not collected from customers within 120 days of the due date of the invoice are credited to an allowance for doubtful accounts. After collection efforts have been exhausted, uncollected balances are charged off to the allowance.
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
Deferred Tax Asset and Liability Valuation Allowances
We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits not expected to be realized. Investment tax credits are recognized on the flow through method. Specifically and with respect to deferred tax assets, we had gross deferred assets at December 31, 2008 of $4.6 million related to New York State tax credits. These credits are subject to certain statutory provisions, such as length of available carry-forward period and minimum tax, which reduces the probability of realization of the full value of such credits. Management estimates the amount of credits we are likely to realize in the future based on actual historical realization rates and the statutory carry-forward period. As a result of the analysis performed as of December 31, 2008, we do not expect to be able to utilize these credits and management adjusted the valuation allowance for these credits to $4.6 million.
Stock-Based Compensation
During the first quarter of 2006, we adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. Under this method, we are required to record equity-based compensation expense for all awards granted after date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. Stock compensation expense is included in selling, general and administrative expenses.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of short cycle times, we do not have any long-term commitments to purchase production raw materials or sell products that would present significant risks due to price fluctuations. Raw paper stock is available to us from multiple domestic sources and, as a result, we believe the risk of supply interruptions due to such things as strikes at the source of supply or to logistics systems are limited.
Risks due to fluctuations in interest rates are not material to us at December 31, 2008 because of minimal exposure to floating rate debt.
Since May of 2003, over 90% of our power needs are met through natural gas. We have investigated supply contracts of various lengths and currently have supply arrangements for fixed prices on approximately 100% of our estimated usage through September 2009 and 30% of our estimated usage from October 2009 through October 2010. Historically, the price of natural gas has fluctuated widely. Although we are concerned about cost, our main concern is availability. We monitor the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that we can take appropriate action if concerns about availability occur. We have investigated and tested a back-up power source in the form of a rented transportable diesel-powered generator. Although such generators are generally available, we cannot be assured that a generator adequate to meet our needs would be available if and when such need should arise.
We have no foreign operations, nor do we transact any business in foreign currencies. Accordingly, we have no foreign currency market risks.
The market risk that we were exposed to at December 31, 2007 was generally the same as described above.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited the accompanying consolidated balance sheets of MOD-PAC CORP. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MOD-PAC CORP. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Buffalo, New York
March 4, 2009

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEET

	December 31,
(in thousands)	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$200	$98
Trade accounts receivable	4,920	4,332
Allowance for doubtful accounts	(170)	(76)

Net trade accounts receivable	4,750	4,256
Inventories	4,313	3,541
Prepaid expenses	357	259

Total current assets	9,620	8,154

Property, plant and equipment, at cost:
Land	1,331	1,331
Buildings and equipment	14,536	14,275
Machinery and equipment	52,111	50,961
Construction in progress	729	1,245

	68,707	67,812
Less accumulated depreciation and amortization	(47,116)	(44,488)

Net property, plant and equipment	21,591	23,324
Other assets	1,340	1,316

Total assets	$32,551	$32,794

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEET (Continued)

	December 31,
(in thousands)	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$168	$48
Account payable	3,222	2,912
Accrued expenses	581	815

Total current liabilities	3,971	3,775

Line of credit	1,000	400
Long-term debt	2,413	2,050
Other liabilities	37	269
Deferred income taxes	118	499

Total liabilities	7,539	6,993

Shareholders’ equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued 3,439,347 at December 31, 2008; 3,414,051 at December 31, 2007	34	34
Class B stock, $.01 par value, authorized 5,000,000 shares, issued 641,482 at December 31, 2008; 666,778 at December 31, 2007	7	7
Additional paid-in capital	2,385	2,129
Retained earnings	28,801	29,696

	31,227	31,866
Less treasury stock at cost: 650,698 and 625,698 shares at December 31, 2008 and 2007	(6,215)	(6,065)

Total shareholders’ equity	25,012	25,801

Total liabilities and shareholders’ equity	$32,551	$32,794

See accompanying notes to financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
(in thousands, except share data)	2008	2007	2006

Revenue:
Net sales	$48,412	$47,670	$46,015
Rental income	486	520	544

Total revenue	48,898	48,190	46,559

Costs and expenses:
Cost of products sold	42,174	43,725	42,243
Selling, general and administrative expenses	7,870	9,850	9,479
Interest income	(8)	(64)	(100)
Interest expense	274	248	205
Other (income) expense	(138)	389	(82)

Total costs and expenses	50,172	54,148	51,745

Loss before taxes	(1,274)	(5,958)	(5,186)
Income tax benefit	(379)	(1,857)	(1,755)

Net loss	$(895)	$(4,101)	$(3,431)

Loss per share:
Basic	$(0.26)	$(1.19)	$(1.00)

Diluted	$(0.26)	$(1.19)	$(1.00)

See accompanying notes to financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(895)	$(4,101)	$(3,431)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,737	4,970	5,011
Provision for doubtful accounts	108	61	131
Stock option compensation expense	256	209	378
Deferred compensation	—	—	(32)
Deferred income taxes	(381)	(1,867)	(1,031)
Asset impairment charges	—	416	—
(Gain) loss on disposal of assets	(54)	59	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(602)	(313)	248
Inventories	(772)	(306)	(347)
Prepaid expenses	(98)	190	(26)
Other liabilities	(232)	238	(365)
Accounts payable	310	(961)	383
Refundable or payable income taxes	—	625	525
Accrued expenses	(234)	(233)	(648)

Net cash provided by (used in) operating activities	1,143	(1,013)	796

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	125	52	—
Decrease in temporary investments	—	1,000	1,700
Change in other assets	(80)	(60)	(219)
Capital expenditures	(1,993)	(1,900)	(1,028)
Acquisition of DDM assets	—	(947)	—

Net cash (used in) provided by investing activities	(1,948)	(1,855)	453

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(118)	(38)	(88)
Increase in line of credit	600	400	—
Proceeds from loan	580	168	—
Proceeds from issuance of stock	—	32	105
Purchase of treasury stock	(150)	—	—
Deferred financing fees	(5)	(40)	—

Net cash provided by financing activities	907	522	17

Net change in cash and cash equivalents	102	(2,346)	1,266
Cash and cash equivalents at beginning of year	98	2,444	1,178

Cash and cash equivalents at end of year	$200	$98	$2,444

DISCLOSURE OF CASH PAYMENTS
Interest	$274	$248	$205
Income tax payment (refund), net	$—	$(628)	$(1,235)
See accompanying notes to financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Class B Stock		Treasury Stock
	Shares	Par	Shares	Par			Paid-In	Retained
(in thousands)	Issued	Value	Issued	Value	Shares	Cost	Capital	Earnings
Balance at December 31, 2005	3,341	$33	717	$7	625	$6,065	$1,395	$37,228
Net loss								(3,431)
Stock compensation expense	—	—	—	—	—	—	378
Stock option and employee stock purchase plan, including tax benefit of $11	16	1	—	—	—	—	115
Class B stock converted	24	—	(24)	—	—	—	—

Balance at December 31, 2006	3,381	$34	693	$7	625	$6,065	$1,888	$33,797
Net loss								(4,101)
Stock compensation expense	—	—	—	—	—	—	209
Stock option and employee stock purchase plan, including tax benefit of $2	7	—	—	—	—	—	32
Class B stock converted	26	—	(26)	—	—	—	—

Balance at December 31, 2007	3,414	$34	667	$7	625	$6,065	$2,129	$29,696
Net loss								(895)
Stock compensation expense	—	—	—	—	—	—	256
Class B stock converted	25	—	(25)	—	—	—	—
Treasury stock purchased	—	—	—	—	25	150	—

Balance at December 31, 2008	3,439	$34	642	$7	650	$6,215	$2,385	$28,801

See accompanying notes to financial statements.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
On March 14, 2003, MOD-PAC CORP. (“MOD-PAC” or “the Company”) was spun-off from Astronics Corporation by means of a tax-free distribution (“the Distribution”) of all of the outstanding shares of MOD-PAC’s common stock and Class B stock to Astronics shareholders. The Astronics Board of Directors set a one-for-two distribution ratio, in which (i) each Astronics common stock owner received one share of MOD-PAC common stock for every two shares of Astronics common stock owned on the record date for the Distribution and (ii) each Astronics Class B stock owner received one share of MOD-PAC Class B for every two shares of Astronics Class B stock owned on the record date for the Distribution. As a result of the Distribution, MOD-PAC became a separately traded, publicly-held company.
Prior to the Distribution, MOD-PAC was recapitalized. Astronics exchanged its existing shares of our common stock for approximately 2,868,316 shares of the Company’s common stock and approximately 1,007,341 shares of the Company’s Class B stock.
2. Significant Accounting Policies
Revenue and Expense Recognition
The Company is a manufacturer and printer of folding cartons used primarily in the confectionary and consumer product markets. The Company also markets its print service capabilities to the specialty print and direct mail and personalized print markets. Specialty printing includes business cards, direct mail postcards, letterhead and corporate stationery, presentation folders, booklets and product flyers. Direct mail services include variable print, mailing and fulfillment. Personalized printing includes items used for social occasions such as invitations, announcements and napkins. The vast majority of the Company’s sales are to customers in North America, although the Company also ships orders to destinations outside of North America on behalf of its North American customers.
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
Advertising costs are expensed when incurred and were $152 thousand in 2008, $210 thousand in 2007, and $380 thousand in 2006.
Loss per share
Loss per share computations are based upon the following table:

	Years Ended December 31,
(in thousands, except per share data)	2008	2007	2006
Net loss	$(895)	$(4,101)	$(3,431)

Basic and diluted loss per share weighted average shares	3,434	3,450	3,442

Basic and diluted loss per share	$(0.26)	$(1.19)	$(1.00)
There was no effect for stock options that were dilutive at December 31, 2008, 2007 and 2006 since the Company had a net loss in all years.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated.
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
Machinery and equipment includes $84 thousand and $119 thousand of unamortized computer software costs at December 31, 2008 and 2007 respectively. The expense related to the amortization of capitalized computer software costs for the years ended December 31, 2008, 2007, and 2006 was $73 thousand, $629 thousand, and $363 thousand, respectively.
In December 2007 the estimated lives of certain software assets were changed. The effect was $0.2 million in additional amortization costs recognized in 2007.
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
Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable and long-term debt. The carrying value of the Company’s financial instruments approximate fair value. The Company does not hold or issue financial instruments for trading purposes.
Inventories
Inventories are stated at the lower of cost or market, with cost being determined in accordance with the first-in, first-out method. Costs included in inventory are the cost to purchase the raw material, the direct labor incurred on work in progress and finished goods, and an overhead factor based on other indirect manufacturing costs incurred. Inventories at December 31 were as follows:

(in thousands)	2008	2007
Finished goods	$2,671	$2,214
Work in progress	238	118
Raw material	1,404	1,209

Total inventory	$4,313	$3,541

Capital Stock
Class B Stock is identical to common stock, except Class B Stock has ten votes per share, and is automatically converted to common stock on a one-for-one basis when sold or transferred, and cannot receive dividends unless an equal or greater amount is declared on common stock. As of December 31, 2008, 1,178,491 shares of common stock have been reserved for issuance upon conversion of the Class B stock and for options granted under the employee and director stock option plans.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
Long-lived Assets
Long-lived assets to be held and used are initially recorded at cost. The carrying value of these assets is evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments are recognized if future undiscounted cash flows and earnings from operations are not expected to be sufficient to recover the long-lived assets. The carrying amounts are then reduced by the estimated shortfall of the discounted cash flows. In December 2007, $97 thousand of impaired plant assets were written-off to expense as a component of other expenses in the consolidated statements of operations.
Information Regarding Industry Segments
The Company operates as one reporting segment. The Company’s customer base is comprised of companies and individuals throughout the United States and North America and is diverse in both geographic and demographic terms. The format of the information used by the Company’s CEO is consistent with the reporting format used in the Company’s 2008 Form 10-K and other external information.
Goodwill
The Company’s goodwill was the result of the excess of purchase price over net assets acquired from an acquisition. The Company tested goodwill for impairment at least annually, during the fourth quarter, and whenever events occurred or circumstances changed that indicated there may be impairment. The process of evaluating the Company’s goodwill for impairment was subjective and required significant estimates. These estimates included judgments about future cash flows that were dependent on internal forecasts, long-term growth rates and estimates of the weighted average cost of capital used to discount projected cash flows. In December 2007, management concluded that the $319 thousand of goodwill was impaired based on the discounted projected cash flows. As a result, this asset was written-off to expense as a component of other expenses in the consolidated statements of operations. The Company had no goodwill as of December 31, 2008.
Recently Issued Accounting Standards
In September 2006, the FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued. This statement establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), changes the definition of fair value within that framework, and expands disclosures about the use of fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, the FASB provided a one year deferral for implementation of the standard for nonfinancial assets and liabilities. The adoption of SFAS 157 did not have an impact on the Company’s consolidated financial statements.
In February 2007, the FASB Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) was issued. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.
In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations; the effective date for the Company is January 1, 2009. The impact of SFAS 141R on future business combinations cannot currently be determined.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
3. Long-Term Debt
In November of 2003, the Company entered into a lease transaction, which gave it control of the real estate complex adjoining its main production facility. This complex consists of approximately 13 acres and buildings totaling approximately 203,000 square feet. It is a capital lease for accounting and financial reporting purposes, meaning that the land and buildings are capitalized and the building is amortized, while the lease obligation is treated as the equivalent of a mortgage note. The lease is for a term of forty-nine years with the option to buy the underlying real estate and terminate the lease in the 20th year. Lease payments are $155 thousand annually for the first seven years, and $180 thousand annually for the remainder of the lease. The purchase option in the twentieth year is $1.8 million, which represents the principal balance of the obligation. The carrying value of the underlying real estate, including improvements, was $4.1 million at December 31, 2008. Amortization of such assets is included with depreciation and amortization in the accompanying statement of cash flows. Annual lease payments, recorded as interest expense, through October 2010 are $155 thousand, and starting in November 2010, the lease payments will increase to $180 thousand. The aggregate of the lease payments from inception over the lease term is $8.6 million. The Company has non-cancelable sub-leases for space in the complex that have scheduled rents as follows over the next four years: $410 thousand in 2009, $336 thousand in 2010, $285 thousand in 2011, and $63 thousand in 2012.
The Company has access to a $5.0 million committed line of credit with a commercial bank. The Company had access to an $8.0 million committed line of credit with a commercial bank throughout most of 2007. As the fourth quarter of 2007 ended, it was determined that the Company would violate its financial covenants at year end. The Company’s commercial bank granted a waiver for the covenant violations. In addition, the Company executed an amendment to the credit agreement which lowered the amount available on the committed line of credit to $5.0 million, in order to reduce costs, and also to change the financial covenants for 2008 and 2009 to more favorable levels. The line is secured by certain assets of the Company and the agreement expires in March 2010. The interest rate charged for borrowings under the terms of the facility provide for prime rate plus 50 basis points or LIBOR plus 150 basis points, at the Company’s option. The balance drawn on the line at December 31, 2008 was $1.0 million, and an additional $0.2 million was in use through standby letters of credit. The Company was not in violation of its financial covenants at year end 2008 and is projecting compliance with its financial covenants during 2009.
Long-term debt consists of the following:

(in thousands)	2008	2007
Capitalized lease obligation due in 2023; bears interest at 10%; payable monthly	$1,800	$1,800
Equipment loans	650	168
Other	131	130

	2,581	2,098
Less estimated current maturities	168	48

	$2,413	$2,050

Other long-term debt matures as follows: $32 thousand in 2009, $29 thousand in 2010, $23 thousand in 2011, $24 thousand in 2012 and $23 thousand thereafter.
Equipment loans debt matures as follows: $136 thousand in 2009, $146 thousand in 2010, $159 thousand in 2011, $169 thousand in 2012 and $40 thousand thereafter. The interest rates on the loans range from 7.1% to 7.6% and the terms of the loans range from 58 months to 60 months.
4. Operating Leases
The Company leases several pieces of equipment and two automobiles under separate operating leases. Rental expense under these leases was $541 thousand in 2008, $561 thousand in 2007, and $492 thousand in 2006. Minimum future rental payments under non-cancelable lease obligations as of December 31, 2008 are: 2009, $514 thousand; 2010, $316 thousand; 2011, $10 thousand; 2012, $7 thousand and $2 thousand thereafter.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
5. Stock Option and Purchase Plans
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
During the first quarter of 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. This statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. Stock compensation expense recognized during the period is based on the value of the portion of shared-based payment awards that is ultimately expected to vest during the period.
The fair values of options granted under these Plans are calculated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair value at the grant date of options granted during 2008, 2007 and 2006 was $2.27, $3.12 and $4.76 respectively. The following table provides the range of assumptions used to value stock options granted during 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006
Expected volatility	39% – 60%	38%	38% – 41%
Risk-free rate	1.5% – 2.9%	3.4%	4.6% – 4.8%
Expected dividends	0%	0%	0%
Expected term (in years)	5.5 – 6.5	5.5 – 6.5	5.5 – 6.5
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

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
A summary of stock option activity for the years ended December 31, 2006, 2007 and 2008 follows:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
(aggregate intrinsic value in thousands)	Options	Price	Value
Outstanding at January 1, 2006	315,939	$10.49
Options granted	79,800	$10.33
Options forfeited	(6,900)	$12.57
Options exercised	(9,704)	$4.78

Outstanding at the end of year	379,135	$9.43	$595

Exercisable at December 31, 2006	248,612	$9.35	$410

Outstanding at January 1, 2007	379,135	$9.43
Options granted	62,500	$7.36
Options forfeited	(28,560)	$9.80
Options exercised	(6,210)	$5.27

Outstanding at the end of year	406,867	$9.15	$149

Exercisable at December 31, 2007	277,623	$9.41	$130

Outstanding at January 1, 2008	406,867	$9.15
Options granted	145,000	$2.27
Options forfeited	(14,858)	$7.92

Outstanding at the end of year	537,009	$7.33	$67

Exercisable at December 31, 2008	340,799	$9.04	—

The aggregate intrinsic value in the proceeding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $2.37, $7.49 and $11.00 as of December 31, 2008, 2007 and 2006, respectively, which would have been received by the option holders had all options with an exercise price less than the market price been exercised as of that date. The intrinsic value of the options exercised is based on the Company’s closing stock price of common stock as of the date the option is exercised. The intrinsic value of options exercised was $18 thousand and $70 thousand during 2007 and 2006, respectively. There were no shares exercised in 2008. The Company’s current policy is to issue additional new shares upon exercise of stock options.
The fair value of options vested since December 31, 2007 is $0.2 million. At December 31, 2008, total compensation costs related to non-vested awards not yet recognized was $0.4 million which will be recognized over a weighted average period of 1.3 years.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2008:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise Price		Remaining	Exercise		Remaining	Exercise
Range	Shares	Life in Years	Price	Shares	Life in Years	Price
$1.85 to $5.62	198,839	8.1	$3.10	69,839	2.3	$5.41
$6.22 to $8.44	148,919	6.2	$7.72	118,189	5.6	$7.80
$10.00 to $11.73	132,474	7.1	$10.79	96,874	6.8	$10.88
$12.41 to $15.54	56,777	5.3	$13.01	55,897	5.3	$13.01

	537,009	7.0	$7.33	340,799	5.2	$9.04

MOD-PAC CORP. established the Employee Stock Purchase Plan to encourage its employees to invest in the Company. The plan provides employees that have been with the Company for at least a year the option to invest up to 20% of their cash compensation (up to an annual maximum of $20 thousand) in the Company’s common stock at a price equal to 85% of the fair market value of the Company’s common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle and all money withheld from the employee’s pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2008, employees have enrolled to purchase 80,833 shares at $2.85 per share on September 30, 2009. The fair value of options granted under the Employee Stock Purchase Plan was $0.83, $2.11 and $2.83 per option in 2008, 2007 and 2006, respectively, and is recorded as expense over the one year term of the options.
6. Income Taxes
The provision for income taxes consists of the following:

	Years Ended December 31,
(in thousands)	2008	2007	2006
Current
US Federal	$—	$—	$(752)
State	2	10	28
Deferred	(381)	(1,867)	(1,031)

	$(379)	$(1,857)	$(1,755)

The effective tax rates differ from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2008	2007	2006
Statutory federal income tax rate	34.0%	34.0%	34.0%
Permanent differences, primarily nondeductible stock option expense in 2008, 2007 and 2006 and goodwill impairment charge in 2007	(4.3)	(2.9)	(.4)
State income tax, net of federal income tax benefit	—	.1	.2

	29.7%	31.2%	33.8%

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2008 and 2007 are as follows:

(in thousands)	2008	2007
Long-term deferred tax liability: Tax depreciation over financial statement depreciation	$(1,448)	$(1,882)

Long-term deferred asset: State investment tax credit carry forwards, net of federal tax	4,600	4,338
Long-term deferred asset: Tax loss carry-forward	950	926
Other – net	380	457

Total long-term deferred tax assets	5,930	5,721
Valuation allowance for deferred tax asset related to investment tax credit carry forwards	4,600	4,338

Net long-term deferred tax asset	1,330	1,383

Net deferred tax liability	$(118)	$(499)

On December 31, 2008, the Company had various state tax credit carry forwards of $6.7 million ($6.4 million in 2007) including approximately $2.1 million of state investment tax credits expiring through 2022 and $4.6 million of other business credits.
The Company’s continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008, the Company had no amounts accrued related to uncertain tax positions. The tax loss carry forward will begin to expire in 2022.
7. Profit Sharing/401(k) Plan
The Company has a Qualified Profit Sharing / 401(k) Plan (“the Plan”) for the benefit of its eligible full-time employees. Under the provisions of the Plan, the Company may make annual contributions to the Plan based on percentages of pre-tax income. In addition, employees may contribute a portion of their salary to the Plan, which is partially matched by the Company. The Plan may be amended or terminated at any time. Total charges to income for the Company plan were $93 thousand, $98 thousand, and $346 thousand in 2008, 2007, and 2006, respectively.
8. Selected Quarterly Financial Information (unaudited)

	2008				2007
(in thousands)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenue	$13,620	$12,637	$11,064	$11,577	$12,943	$13,082	$10,906	$11,259
Gross Profit	2,120	1,975	1,283	1,346	1,524	1,065	429	1,447

Net income (loss)	$129	$14	$(538)	$(500)	$(1,010)	$(1,071)	$(1,271)	$(749)

Earnings (loss) per share:
Basic	$0.04	$0.00	$(0.16)	$(0.15)	$(0.29)	$(0.31)	$(0.37)	$(0.22)
Diluted	$0.04	$0.00	$(0.16)	$(0.15)	$(0.29)	$(0.31)	$(0.37)	$(0.22)
9. Concentrations Related to Production Assets, Employees and Power
Nearly all of the Company’s production assets and its employees are located in Western New York State. The Company believes that the supply of labor and the infrastructure to support the supply of materials and the shipment of product from its facilities is generally adequate.
Since May of 2003, over 90% of the Company’s power needs are met through natural gas. The Company has investigated supply contracts of various lengths and currently it has supply arrangements for fixed prices on approximately 100% of its estimated usage through September 2009 and 30% of its usage from October 2009 to October 2010. Historically, the price of natural gas has fluctuated widely. Although the Company is concerned about cost, its main concern is availability. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel-powered generator. Although such generators are generally available, the Company cannot be assured that a generator adequate to meet the Company’s needs would be available if and when such need should arise.
The Company’s purchase commitment is $1.0 million in 2009, $0.3 million in 2010, and none thereafter.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (continued)
10. Product Line Net Sales
Product line net sales are as follows:

	Years Ended December 31,
(in thousands)	2008	2007	2006
Folding cartons:
Custom folding cartons	$30,647	$29,008	$28,975
Stock packaging	9,672	10,865	10,780

Folding cartons sub-total	40,319	39,873	39,755

Print services:
Specialty print and direct mail	4,190	3,098	1,439
Personalized	3,903	4,699	4,821

Print services sub-total	8,093	7,797	6,260

Total	$48,412	$47,670	$46,015

11. DDM Acquisition
Effective May 1, 2007, the Company acquired certain assets of DDM – Digital Imaging, Data Processing and Mailing Services LC (“DDM”) for a total purchase price of $850 thousand for the purpose of expanding the Company’s print service offerings and capabilities.
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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures:
We carried out an evaluation, under the supervision and with the participation of Company Management, including the President/Chief Executive Officer and Chief Operating Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the President/Chief Executive Officer and Chief Operating Officer/Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Management’s report on Internal Control over Financial Reporting:
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2008.
This annual report on Form 10-K does not include an attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

By	/s/ Daniel G. Keane	By	/s/ David B. Lupp
	Daniel G. Keane, President		David B. Lupp, Chief Operating Officer and
	and Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The information regarding directors is contained under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed within 120 days of the end of our fiscal year and is incorporated herein by reference.
The information regarding our audit committee and audit committee financial experts is contained under the caption “Corporate Governance and Board Matters” in our definitive Proxy Statement to be filed within 120 days of the end of our fiscal year and is incorporated herein by reference.
The information concerning the procedures by which our shareholders may recommend nominees to our Board of Directors is contained under the caption “Corporate Governance and Board Matters” in our definitive Proxy Statement to be filed within 120 days of the end of the fiscal year and is incorporated herein by reference.
The information concerning compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed within 120 days of the end of the fiscal year and is incorporated herein by reference.
Our executive officers, their ages, their positions and offices with MOD-PAC, and the date each assumed their office with us is as follows:

Name and Age		Year First
of Executive Officer	Positions and Offices with MOD-PAC	Elected Officer

Daniel G. Keane Age 43	President and Chief Executive Officer	1997
David B. Lupp Age 52	Chief Operating Officer and Chief Financial Officer	2006
Daniel J. Geary Age 38	Vice President of Finance	2006
Philip C. Rechin Age 45	Vice President of Sales	2006
Code of Ethics
The Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to its Chief Executive Officer, Chief Financial Officer, as well as all of our other directors, officers and employees. This Code of Business Conduct and Ethics is posted on the Investor Information section of our website at www.modpac.com. We will disclose any amendment to this Code of Business Conduct and Ethics or waiver of a provision of this Code of Business Conduct and Ethics, including the name of any person to whom the waiver was granted, on its website. We will provide a copy of our Code of Business Conduct and Ethics free of charge upon request.
Item 11. EXECUTIVE COMPENSATION
The information contained under the caption “Executive Compensation” and “Summary Compensation Table” in our definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND STOCKHOLDER MATTERS
The information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the caption “Certain Relationships and Related Party Transactions” and “Board of Directors Independence” in our definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the caption “Auditor Fees” in our definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements and supplemental schedule of MOD-PAC CORP. and Report of Independent Registered Public Accounting Firm thereon are included herein:
(a) (1) Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2008 and 2007
Consolidated Statement of Operations for the years ended December 31, 2008, 2007, and 2006
Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2008, 2007, and 2006
Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007, and 2006
Notes to Financial Statements
(a) (2). Financial Statement Schedules
Schedule II       Valuation and qualifying accounts
All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

SCHEDULE II
MOD-PAC CORP.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Balance at
		the	Charged to		Balance at
		Beginning	Costs and	Write-offs/	end of
Year	Description	of Period	Expense	Recoveries	Period
2008	Allowance for Doubtful Accounts	$76	$108	$(14)	$170
2007	Allowance for Doubtful Accounts	$74	$61	$(59)	$76
2006	Allowance for Doubtful Accounts	$42	$131	$(99)	$74

2008	Valuation allowance –Deferred Tax Assets	$4,338	$262	—	$4,600
2007	Valuation allowance –Deferred Tax Assets	$4,060	$278	—	$4,338
2006	Valuation allowance –Deferred Tax Assets	$3,764	$296	—	$4,060

2008	Inventory Reserve Allowance	$124	$65	$(52)	$137
2007	Inventory Reserve Allowance	$123	$44	$(43)	$124
2006	Inventory Reserve Allowance	$145	—	$(22)	$123

(a) 3. Exhibits

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation; incorporated by reference to exhibit 3.1 of the Registrant’s, Form 10/A Registration Statement Dated January 28, 2003.

	(b)	By-Laws, as amended; incorporated by reference to exhibit 3.2 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.1	*	MOD-PAC CORP. 2002 Stock Option Plan; incorporated by reference to exhibit 10.6 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.2	*	MOD-PAC CORP. 2002 Director Stock Option Plan; incorporated by reference to exhibit 10.8 the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.3	*	MOD-PAC CORP. Employee Stock Purchase Plan; incorporated by reference to exhibit 10.7 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.4	*	Employment Agreement with David B. Lupp; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated January 31, 2006.

10.5		Loan Agreement dated as of March 8, 2007 among MOD-PAC CORP. and KeyBank, National Association, as lender; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated March 9, 2007.

10.6	*	Indemnification Agreement dated March 7, 2007, between MOD-PAC CORP. and Philip C. Rechin; incorporated by reference to exhibit 10.2 of the Registrant’s Form 8-K dated March 9, 2007.

10.7	*	Indemnification Agreement dated March 7, 2007, between MOD-PAC CORP. and Larry N. Kessler; incorporated by reference to exhibit 10.3 of the Registrant’s Form 8-K dated March 9, 2007.

10.8	*	Separation Agreement Dated September 17, 2007 by and between the Registrant and Larry N. Kessler; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated September 26, 2007.

10.9	*
Form of Indemnification Agreement dated August 18, 2005, as executed by MOD-PAC CORP. and each of Daniel J. Geary, Daniel G. Keane, Kevin T. Keane, William G. Gisel, Jr., Robert J. McKenna and Howard Zemsky.

10.10	*	Indemnification Agreement dated January 30, 2006, as executed by MOD-PAC CORP. and David B. Lupp.

21		Subsidiaries of the Registrant; filed herewith.

23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm; filed herewith.

31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

32.1		Certification of Chief Executive Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Furnished Herewith)

32.2		Certification of Chief Financial Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Furnished Herewith)

*	Identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2009.

MOD-PAC CORP.

By	/s/ Daniel G. Keane	By	/s/ David B. Lupp

	Daniel G. Keane, President		David B. Lupp, Chief Operating Officer and
	and Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

By	/s/ Daniel J. Geary
Daniel J. Geary, VP Finance
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Gisel Jr. William G. Gisel Jr.	Director	March 5, 2009

/s/ Daniel G. Keane	Director	March 5, 2009

Daniel G. Keane

/s/ Kevin T. Keane Kevin T. Keane	Director	March 5, 2009

/s/ Robert J. McKenna Robert J. McKenna	Director	March 5, 2009

/s/ Howard Zemsky Howard Zemsky	Director	March 5, 2009

EXHIBIT INDEX

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation; incorporated by reference to exhibit 3.1 of the Registrant’s, Form 10/A Registration Statement Dated January 28, 2003.

(b	)	By-Laws, as amended; incorporated by reference to exhibit 3.2 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.1	*	MOD-PAC CORP. 2002 Stock Option Plan; incorporated by reference to exhibit 10.6 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.2	*	MOD-PAC CORP. 2002 Director Stock Option Plan; incorporated by reference to exhibit 10.8 the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.3	*	MOD-PAC CORP. Employee Stock Purchase Plan; incorporated by reference to exhibit 10.7 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.4	*	Employment Agreement with David B. Lupp; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated January 31, 2006.

10.5		Loan Agreement dated as of March 8, 2007 among MOD-PAC CORP. and KeyBank, National Association, as lender; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated March 9, 2007.

10.6	*	Indemnification Agreement dated March 7, 2007, between MOD-PAC CORP. and Philip C. Rechin; incorporated by reference to exhibit 10.2 of the Registrant’s Form 8-K dated March 9, 2007.

10.7	*	Indemnification Agreement dated March 7, 2007, between MOD-PAC CORP. and Larry N. Kessler; incorporated by reference to exhibit 10.3 of the Registrant’s Form 8-K dated March 9, 2007.

10.8	*	Separation Agreement Dated September 17, 2007 by and between the Registrant and Larry N. Kessler; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated September 26, 2007.

10.9	*
Form of Indemnification Agreement dated August 18, 2005, as executed by MOD-PAC CORP. and each of Daniel J. Geary, Daniel G. Keane, Kevin T. Keane, William G. Gisel, Jr., Robert J. McKenna and Howard Zemsky.

10.10	*	Indemnification Agreement dated January 30, 2006, as executed by MOD-PAC CORP. and David B. Lupp.

21		Subsidiaries of the Registrant; filed herewith.

23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm; filed herewith.

31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith)

32.1		Certification of Chief Executive Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Furnished Herewith)

32.2		Certification of Chief Financial Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Furnished Herewith)

*	Identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.