Form 10-Q
period 2009-04-04
MOD PAC CORP
filed 2009-05-06
CIK 1191857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 4, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☑
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
Yes ☐ No ☑
The number of shares outstanding of each class of common stock as of April 4, 2009 were:
Common Stock, $0.01 par value 2,789,669 shares
Class B Common Stock, $0.01 par value 640,462 shares

MOD-PAC CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MOD-PAC CORP.
Consolidated Balance Sheets

	(dollars in thousands)
	April 4,	December 31,
	2009	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$135	$200
Trade accounts receivable, net of allowance of $156 in 2009 and $170 in 2008	4,863	4,750
Inventories	4,339	4,313
Prepaid expenses	547	357

Total current assets	9,884	9,620

Property, plant and equipment, at cost	68,998	68,707
Less accumulated depreciation	(47,991)	(47,116)

Net property, plant and equipment	21,007	21,591
Other assets	1,394	1,340

Totals assets	$32,285	$32,551

Current liabilities:
Current maturities of long-term debt	$171	$168
Accounts payable	2,542	3,222
Accrued expenses	501	581
Line of credit, current	2,100	—

Total current liabilities	5,314	3,971

Line of credit, long-term	—	1,000
Long-term debt	2,369	2,413
Other liabilities	38	37
Deferred income taxes	—	118

Total liabilities	$7,721	$7,539

Shareholders’ equity:
Common stock, $.01 par value Authorized 20,000,000 shares, issued 3,440,367 in 2009, 3,439,347 in 2008	34	34
Class B common stock, $.01 par value Authorized 5,000,000 shares, issued 640,462 in 2009, 641,482 in 2008	7	7
Additional paid-in capital	2,471	2,385
Retained earnings	28,267	28,801

	30,779	31,227
Less treasury shares, at cost 650,698 in 2009 and 2008	(6,215)	(6,215)

Total shareholders’ equity	24,564	25,012

Total liabilities and shareholders’ equity	$32,285	$32,551

See notes to financial statements.

MOD-PAC CORP.
Consolidated Statements of Operations

	(dollars in thousands)
	(Unaudited)
	Three Months Ended
	April 4,	March 29,
	2009	2008
Revenue:
Net sales	$12,210	$11,467
Rental income	116	110

Total revenue	12,326	11,577

Costs and Expenses:
Cost of products sold	10,906	10,231
Selling, general and administrative expenses	1,999	2,056
Interest expense, net	63	52
Other expense (income)	11	(12)

Total costs and expenses	12,979	12,327

Loss before taxes	(653)	(750)

Income tax benefit	(120)	(250)

Net loss	$(533)	$(500)

Loss per share:

Basic	$(.16)	$(.15)

Diluted	$(.16)	$(.15)

See notes to financial statements.

MOD-PAC CORP.
Consolidated Statements of Cash Flows

	(dollars in thousands)
	(Unaudited)
	Three Months Ended
	April 4,	March 29,
	2009	2008
Cash flows from operating activities:
Net loss	$(533)	$(500)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	914	998
Provision for doubtful accounts	(5)	(25)
Stock option compensation expense	85	80
Deferred income taxes	(118)	(251)
Loss on disposal of assets	24	—
Cash flows from changes in operating assets and liabilities
Accounts receivable	(108)	(42)
Inventories	(26)	68
Prepaid expenses	(190)	(169)
Other liabilities	1	220
Accounts payable	(680)	92
Accrued expenses	(80)	(276)

Net cash (used in) provided by operating activities	(716)	195

Cash flows from investing activities:
Proceeds from the sale of assets	6	—
Change in other assets	(69)	(37)
Capital expenditures	(345)	(670)

Net cash used in investing activities	(408)	(707)

Cash flows from financing activities:
Principal payments on long-term debt	(41)	(11)
Increase in line of credit	1,100	700
Purchase of treasury stock	—	(150)
Deferred financing fees	—	(5)

Net cash provided by financing activities	1,059	534

Net (decrease) increase in cash and cash equivalents	(65)	22

Cash and cash equivalents at beginning of year	200	98

Cash and cash equivalents at end of period	$135	$120

See notes to financial statements.

MOD-PAC CORP.
Notes to Consolidated Financial Statements
Three Months Ended April 4, 2009
1) Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three-month period ended April 4, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted U.S. accounting principles for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in the Company’s 2008 annual report on Form 10-K.
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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $1.08 and $2.27 for options granted during the three months ended April 4, 2009 and March 29, 2008, respectively. The following table provides the range of assumptions used to value stock options granted during the three months ended April 4, 2009 and March 29, 2008.

	Three Months Ended
	April 4,	March 29,
	2009	2008

Expected volatility	75%	39%
Risk-free rate	2.0%	2.9%
Expected dividends	0%	0%
Expected term (in years)	5.5	5.5
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

A summary of the Company’s stock option activity and related information for the three months ended April 4, 2009 is as follows:
(aggregate intrinsic value in thousands)

		Weighted	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at January 1, 2009	537,009	$7.33	$67
Options granted	30,000	1.68	—
Options forfeited	(14,180)	5.22	—

Outstanding at April 4, 2009	552,829	$7.07	$—

Exercisable at April 4, 2009	331,589	$9.23	$—

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $1.49 as of April 4, 2009, which would have been received by the option holders had all option holders with an exercise price less than the market price been exercised as of that date. The intrinsic value of options exercised is based on the Company’s closing stock price of common stock as of the date the option is exercised. There were no options exercised in the first quarter of 2009. The Company’s current policy is to issue additional new shares upon exercise of stock options.
The fair value of options vested since December 31, 2008 is $26 thousand. At April 4, 2009, total compensation costs related to non-vested awards not yet recognized was $312 thousand which will be recognized over a weighted average period of 1.29 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of April 4, 2009:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise Price		Life	Exercise		Life in	Exercise
Range	Shares	in Years	Price	Shares	Years	Price
$1.68 to $5.62	214,659	8.6	$2.76	55,659	2.7	$5.46
$6.22 to $8.44	148,919	6.0	$7.72	119,719	5.3	$7.81
$10.00 to $11.73	132,474	6.8	$10.79	99,874	6.6	$10.91
$12.41 to $15.54	56,777	5.0	$13.01	56,337	5.0	$13.01

	552,829	7.1	$7.07	331,589	5.2	$9.23

3) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method. Inventories are as follows:

	(in thousands)
	Three months ended
	(unaudited)
	April 4,	December 31,
	2009	2008

Finished goods	$2,620	$2,671
Work in progress	277	238
Raw material	1,442	1,404

Total inventory	$4,339	$4,313

4) Product Line Net Sales
Product line net sales are as follows:

	(in thousands)
	Three months ended
	April 4,	March 29,
	2009	2008
Folding cartons:
Custom folding cartons	$8,491	$6,952
Stock packaging	2,174	2,544

Folding cartons sub-total	10,665	9,496

Print services:
Specialty print and direct mail	772	988
Personalized	773	983

Print services sub-total	1,545	1,971

Total	$12,210	$11,467

5) Loss Per Share
The following table sets forth the computation of loss per share:

	(in thousands, except for per share data)
	Three months ended
	April 4,	March 29,
	2009	2008

Net loss	$(533)	$(500)

Basic and diluted loss per share weighted average shares	3,430	3,446

Basic and diluted loss per share	$(.16)	$(.15)

There was no effect for stock options that were dilutive for the three months ended April 4, 2009 and March 29, 2008, since the Company had a net loss in both periods.
6) Income Taxes
The Company’s effective tax rate for the first quarter of 2009 was 18.3%. This benefit was less than the statutory income tax rate, primarily as a result of the Company recording a valuation allowance related to its net operating loss carry-forward. The valuation allowance was recorded due to the uncertainty with respect to utilizing this deferred tax asset in the future associated with the net operating loss carry-forward based on the trend of operating losses. The effective tax rate for the first quarter of 2008 was 33.3%.
The Company’s continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of April 4, 2009, the Company had no amounts accrued related to uncertain tax positions. The tax years 2006, 2007, and 2008 remain open to examination by the major state taxing jurisdictions to which the Company is subject.
7) Capital Structure
The Company’s Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first three months of 2009, 1,020 shares of Class B stock were converted to Common stock.

8) Information Regarding Industry Segments
The Company operates as one reporting segment. The Company’s customer base is comprised of companies and individuals throughout the United States and North America and is diverse in both geographic and demographic terms. The format of the information used by the Company’s President and CEO is consistent with the reporting format used in the Company’s 2008 Form 10-K and other external information.
9) Line of Credit
The Company has access to a $5.0 million committed line of credit with a commercial bank, which expires in March 2010. At April 4, 2009, $2.1 million was borrowed and an additional $0.2 million was in use through standby letters of credit. Interest on the line of credit is either LIBOR plus 150 basis points or the prime rate plus 50 basis points, at the Company’s option.
10) Recent Accounting Pronouncement
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
For the first quarter of 2009 total revenue was $12.3 million compared with $11.6 million in 2008, an increase of 6.5%. The custom folding carton product line sales were $8.5 million compared with $7.0 million in the first quarter of 2008. The increase was mainly due to substantial growth with one large existing customer and sales to one large new customer. Sales of the Company’s stock packaging product line were $2.2 million compared with $2.5 million in the first quarter of 2008, down 14.5% primarily due to weakness in general business conditions. First quarter 2009 specialty print and direct mail sales decreased 21.9% to $0.8 million compared with sales of $1.0 million in the first quarter of 2008. The decrease was primarily due to one-time sales in 2008 to a custom folding carton customer and general soft market conditions. Personalized print sales for the first quarter of 2009 were $0.8 million compared with $1.0 million in 2008, a decrease of 21.4%, mainly due to weakness in general business conditions.
EXPENSES AND MARGINS
Gross margin was 11.5% for the first quarter of 2009, relatively unchanged from 11.6% in the first quarter of 2008. The first quarter 2009 gross margin was positively affected by increased operational leverage due to increased sales, but was offset by weaker sales mix and lower waste sales due to a drop in the recycled paper board market.
Selling, general, and administrative costs decreased 2.8% to $2.0 million in the first quarter of 2009 from $2.1 million during the same period in the prior year. This slight decrease was driven primarily by lower professional service and advertising costs, offset partially by higher depreciation expense.
TAXES
The Company’s effective tax rate for the first quarter of 2009 was 18.3%. This benefit was less than the statutory income tax rate, primarily as a result of the Company recording a valuation allowance related to its net operating loss carry-forward. The valuation allowance was recorded due to the uncertainty with respect to utilizing this deferred tax asset in the future associated with the net operating loss carry-forward based on the trend of operating losses. This impacted net loss unfavorably by $0.1 million in the first quarter of 2009. Excluding this adjustment, the effective tax rate would have been 32.3%, which is consistent with our expectations. The effective tax rate for the first quarter of 2008 was 33.3%.
NET LOSS AND LOSS PER SHARE
The net loss for the first quarter of 2009 was $0.5 million, relatively unchanged from the first quarter of 2008. This loss was due to the fluctuations discussed above. Diluted loss per share was $0.16 in the first quarter of 2009 and $0.15 in the first quarter of 2008.
LIQUIDITY
Cash and cash equivalents were $0.1 million at April 4, 2009, a slight decrease from the $0.2 million balance at December 31, 2008.
The Company has access to a $5.0 million committed line of credit with a commercial bank, which expires in March 2010. At April 4, 2009, $2.1 million was borrowed and an additional $0.2 million was in use through standby letters of credit. The borrowed amount is an increase of $1.1 million from the balance at December 31, 2008. Interest on the line of credit is either LIBOR plus 150 basis points or the prime rate plus 50 basis points at the Company’s option.
The increase in the amount outstanding under the line of credit in the first quarter was primarily the result of capital expenditures and working capital requirements to meet customer demands.
Accounts payable declined $0.7 million during the first three months of 2009 primarily due to timing of payments.
Capital expenditures driven primarily by productivity improvement investments, for the first three months of 2009 were $0.3 million compared with $0.7 million for the first three months of 2008. Depreciation and amortization for the first three months of 2009 was $0.9 million compared with $1.0 million in the same period last year. The Company believes that cash, cash equivalents and the line of credit, are sufficient to meet cash requirements for operations, capital expenditures and debt service for the balance of 2009. The Company’s management is beginning the process of negotiation to renew or replace the existing line of credit that is due to expire in the first quarter of 2010.

There were no shares repurchased by the Company during the first three months of 2009. The Company has authorization to repurchase 75,885 shares at April 4, 2009. The closing price of the Company’s stock at April 4, 2009 was $1.49. At this price, the repurchase of 75,885 shares would require $113,069.
COMMITMENTS
The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, or of any long-term commitments that would have a material adverse affect on its financial condition.
MARKET RISK
There has been no significant change in market risks since December 31, 2008.
As a result of short cycle times, the Company does not have any long-term commitments to purchase production raw materials or sell products that would present significant risks due to price fluctuations. Raw paper stock is available to us from multiple domestic sources; as a result, we believe the risk of supply interruptions due to such things as strikes at the source of supply or to failures in logistics systems are limited.
Risks due to fluctuation in interest rates are not material to the Company at April 4, 2009 because of our limited exposure to floating rate debt.
Since May of 2003, over 90% of the Company’s power needs are met through natural gas. The Company has investigated supply contracts of various lengths and currently it has supply arrangements for fixed prices on approximately 100% of its estimated usage through September 2009 and approximately 60% of its estimated usage from October 2009 through October 2010. Historically, the price of natural gas has fluctuated widely. Although the Company is concerned about cost, its main concern is availability. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel-powered generator. Although such generators are generally available, the Company cannot be assured that a generator adequate to meet the Company’s needs would be available if and when such need should arise.
We have no foreign operations, nor do we transact any business in foreign currencies. Accordingly, we have no foreign currency market risks.
The market risk that the Company was exposed to at December 31, 2008 was generally the same as described above.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies in the current year from those disclosed in our 2008 Form 10-K.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4T. Controls and Procedures
The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a — 15(e) and 15(d) - 15(e) of the Securities Exchange Act of 1934, as of April 4, 2009. Based on that evaluation, the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 4, 2009. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total Number	(d) Maximum Number
	(a) Total		of Shares (or Units)	(or Approximate Dollar
	Number of		Purchased as Part	Value) of Shares (or
	Shares	(b) Average Price	of Publicly	Units) that May Yet Be
	(or Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
January 1 – January 31, 2009	—	N/A	—	75,885
February 1 – February 28, 2009	—	N/A	—	75,885
March 1 – April 4, 2009	—	N/A	—	75,885

Total	—	N/A	—	75,885

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Securities Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit 31.1	Section 302 Certification — President and Chief Executive Officer

Exhibit 31.2	Section 302 Certification — Chief Operating Officer and Chief Financial Officer

Exhibit 32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOD-PAC CORP.
(Registrant)
Date: May 6, 2009	By:	/s/ David B. Lupp
David B. Lupp
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 31.1	Section 302 Certification — President and Chief Executive Officer

Exhibit 31.2	Section 302 Certification — Chief Operating Officer and Chief Financial Officer

Exhibit 32.1	Certification of president and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.