Form 10-K/A
period 2008-12-31
MOD PAC CORP
filed 2009-07-22
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

$.01 par value Common Stock	NASDAQ Stock Market LLC
$.01 par value Class B Stock	NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by checkmark if the registrant is not required to file report pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by checkmark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
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

EXPLANATORY NOTE
This amendment on Form 10-K/A (Amendment No. 1) amends our annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 5, 2009, and is being filed to correctly indicate that MOD-PAC CORP. is a Smaller reporting company, to amend Part III — Item 10, amend Part IV — Item 15(a)(3), and amend Exhibit 31.1 and 31.2 — Section 302 Certifications. This Amendment includes filing Exhibit 10.11 Amendment to Loan Agreement dated January 14, 2008 and Exhibit 10.12 Security agreement to the Loan Agreement referenced in Exhibit 10.5
This amendment is not intended to update financial or other information presented in the annual report as originally filed.

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
Our executive officers, their ages, certain biographical information, their positions and offices with MOD-PAC, and the date each assumed their office with us is as follows as of March 5, 2009:
Daniel G. Keane — President and Chief Executive Officer — Age 43
Mr. Keane was first elected an officer of Mod-Pac in 1997. He has held the position of President since 1998. In 2003 he was appointed Chief Executive Officer. From 1993 to 1998 he served in various management capacities at Mod-Pac. Mr. Keane holds a Bachelor of Arts in Economics modified with Mathematics from Dartmouth College and a M.B.A. from Duke University.
David B. Lupp — Chief Operating Officer and Chief Financial Officer — Age 52
Mr. Lupp was elected as the Chief Financial Officer of Mod-Pac in January 2006. In 2008, he was also appointed Chief Operating Officer. Prior to joining Mod-Pac, he spent 16 years as the Chief Financial Officer of International Imaging Materials, Inc., a global, private company which manufactures thermal transfer ribbons. A Certified Public Accountant, Mr. Lupp holds a B.S. in Accounting from the State University of New York at Buffalo.
Daniel J. Geary — Vice President — Finance — Age 38
Mr. Geary joined Mod-Pac in March 2005 as Corporate Controller. In 2006, he was elected an officer of Mod-Pac. In 2008, he was promoted to Vice President of Finance. Mr. Geary was employed by Eastman Kodak Company in various Finance Management positions from September 2001 to March 2005. Most recently, he was the Accounting Manager in the Consumer and Professional Imaging Group from January 2004 to February 2005. He holds a B.S. in Accounting from Canisius College, a M.B.A. from Carnegie Mellon University, and is a Certified Public Accountant.
Philip C. Rechin — Vice President — Sales- Age 45
Mr. Rechin began his career at Mod-Pac in 1986 as the Finished Goods Supervisor. He has served as Vice President of Sales at Mod-Pac since 2000. In 2006, he was elected an officer of Mod-Pac. Mr. Rechin has a B.S. in Industrial Technology from Buffalo State College and is APICS certified.
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

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3). Exhibits

Exhibit No.		Description

3(a	)	Restated Certificate of Incorporation; incorporated by reference to exhibit 3.1 of the Registrant’s, Form 10/A Registration Statement Dated January 28, 2003.

(b	)	By-Laws, as amended; incorporated by reference to exhibit 3.2 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.1	*	MOD-PAC CORP. 2002 Stock Option Plan; incorporated by reference to exhibit 10.6 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.2	*	MOD-PAC CORP. 2002 Director Stock Option Plan; incorporated by reference to exhibit 10.8 the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.3	*	MOD-PAC CORP. Employee Stock Purchase Plan; incorporated by reference to exhibit 10.7 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.4	*	Employment Agreement with David B. Lupp; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated January 31, 2006.

10.5		Loan Agreement dated as of March 8, 2007 among MOD-PAC CORP. and KeyBank, National Association, as lender; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated March 9, 2007.

10.6	*	Indemnification Agreement dated March 7, 2007, between MOD-PAC CORP. and Philip C. Rechin; incorporated by reference to exhibit 10.2 of the Registrant’s Form 8-K dated March 9, 2007.

10.7	*	Indemnification Agreement dated March 7, 2007, between MOD-PAC CORP. and Larry N. Kessler; incorporated by reference to exhibit 10.3 of the Registrant’s Form 8-K dated March 9, 2007.

10.8	*	Separation Agreement Dated September 17, 2007 by and between the Registrant and Larry N. Kessler; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated September 26, 2007.

10.9	*
Form of Indemnification Agreement dated August 18, 2005, as executed by MOD-PAC CORP. and each of Daniel J. Geary, Daniel G. Keane, Kevin T. Keane, William G. Gisel, Jr., Robert J. McKenna and Howard Zemsky.

10.10	*	Indemnification Agreement dated January 30, 2006, as executed by MOD-PAC CORP. and David B. Lupp.

Exhibit No.	Description

10.11	Amendment to the Loan Agreement referenced in exhibit 10.5 dated January 14, 2008 between MOD-PAC CORP. and KeyBank, National Association, as lender; filed herewith.

10.12	Security Agreement to the Loan Agreement referenced in exhibit 10.5, between MOD-PAC CORP. and KeyBank, National Association, as lender; filed herewith.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 as amended; filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 as amended; filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 22, 2009.
MOD-PAC CORP.

By	/s/ Daniel G. Keane Daniel G. Keane, President	By	/s/ David B. Lupp David B. Lupp, Chief Operating Officer and
	and Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

By	/s/ Daniel J. Geary Daniel J. Geary, VP Finance
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Gisel Jr. William G. Gisel Jr.	Director	July 22, 2009

/s/ Daniel G. Keane Daniel G. Keane	Director	July 22, 2009

/s/ Kevin T. Keane Kevin T. Keane	Director	July 22, 2009

/s/ Robert J. McKenna Robert J. McKenna	Director	July 22, 2009

/s/ Howard Zemsky Howard Zemsky	Director	July 22, 2009

EXHIBIT INDEX

Exhibit No.	Description

10.11	Amendment to the Loan Agreement referenced in exhibit 10.5 dated January 14, 2008 between MOD-PAC CORP. and KeyBank, National Association, as lender; filed herewith.

10.12	Security Agreement to the Loan Agreement referenced in exhibit 10.5, between MOD-PAC CORP. and KeyBank, National Association, as lender; filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 as amended; filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 as amended; filed herewith.