Form 10-Q/A
period 2009-04-04
MOD PAC CORP
filed 2009-07-22
CIK 1191857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 4, 2009
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File Number 0-50063
MOD-PAC CORP.
(Exact name of registrant as specified in its charter)

New York State	16-0957153

(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

1801 Elmwood Ave., Buffalo, NY	14207

(Address of principal executive offices)	(Zip code)
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

EXPLANATORY NOTE
This amendment on Form 10-Q/A (Amendment No. 1) amends our quarterly report on Form 10-Q for the quarter ended April 4, 2009, as filed with the Securities and Exchange Commission on May 6, 2009, and is being filed to correctly indicate that MOD-PAC CORP. is a Smaller reporting company; and to amend Item 6, Exhibit 31.1 and 31.2 — Section 302 Certifications.
This amendment is not intended to update financial or other information presented in the quarterly report as originally filed.

Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Exhibit 31.1
Exhibit 31.2

Item 6. Exhibits

Exhibit 31.1	Section 302 Certification — President and Chief Executive Officer, as amended; filed herewith.

Exhibit 31.2	Section 302 Certification — Chief Operating Officer and Chief Financial Officer, as amended; filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOD-PAC CORP. (Registrant)
Date: July 22, 2009	/s/ David B. Lupp
David B. Lupp
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Section 302 Certification — President and Chief Executive Officer, as amended; filed herewith.

Exhibit 31.2	Section 302 Certification — Chief Operating Officer and Chief Financial Officer, as amended; filed herewith.

5