Form 10-Q
period 2009-07-04
MOD PAC CORP
filed 2009-08-10
CIK 1191857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 4, 2009
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-50063
MOD-PAC CORP.
(Exact name of registrant as specified in its charter)

New York State	16-0957153

(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

1801 Elmwood Ave., Buffalo, NY	14207
(Address of principal executive offices)	(Zip code
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each class of common stock as of July 4, 2009 were:

Common Stock, $0.01 par value	2,790,616 shares

Class B Common Stock, $0.01 par value	639,515 shares

MOD-PAC CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Part 1. Financial Information
Item 1. Financial Statements
MOD-PAC CORP.
Consolidated Balance Sheets

	(dollars in thousands)
	July 4,	December 31,
	2009	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$166	$200
Trade accounts receivable, net of allowance of $196 in 2009 and $170 in 2008	4,648	4,750
Inventories	4,193	4,313
Prepaid expenses	521	357

Total current assets	9,528	9,620

Property, plant and equipment, at cost	63,409	68,707
Less accumulated depreciation	(47,028)	(47,116)

Net property, plant and equipment	16,381	21,591
Assets held for sale	1,928	—
Other assets	1,324	1,340

Totals assets	$29,161	$32,551

Current liabilities:
Current maturities of long-term debt	$174	$168
Accounts payable	2,805	3,222
Accrued expenses	580	581
Line of credit, current	2,300	—

Total current liabilities	5,859	3,971

Line of credit, long-term	—	1,000
Long-term debt	2,325	2,413
Other liabilities	52	37
Deferred income taxes	—	118

Total liabilities	$8,236	$7,539

Shareholders’ equity:
Common stock, $.01 par value
Authorized 20,000,000 shares, issued 3,441,314 in 2009, 3,439,347 in 2008	34	34
Class B common stock, $.01 par value
Authorized 5,000,000 shares, issued 639,515 in 2009, 641,482 in 2008	7	7
Additional paid-in capital	2,555	2,385
Retained earnings	24,544	28,801

	27,140	31,227
Less treasury shares, at cost 650,698 in 2009 and 2008	(6,215)	(6,215)

Total shareholders’ equity	20,925	25,012

Total liabilities and shareholders’ equity	$29,161	$32,551

See notes to financial statements.

MOD-PAC CORP.
Consolidated Statements of Operations

	(dollars in thousands) (Unaudited)
	Six Months Ended		Three Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Revenue:
Net sales	$23,281	$22,418	$11,071	$10,952
Rental income	258	223	142	112

Total revenue	23,539	22,641	11,213	11,064

Costs and Expenses:
Cost of products sold	21,663	20,012	10,756	9,781
Selling, general and administrative expenses	3,958	4,140	1,960	2,084
Write-down of impaired assets	2,175	—	2,175	—
Interest expense, net	130	125	67	73
Other income	(11)	(81)	(22)	(69)

Total costs and expenses	27,915	24,196	14,936	11,869

Loss before income taxes	(4,376)	(1,555)	(3,723)	(805)

Income tax benefit	(120)	(517)	—	(267)

Net loss	$(4,256)	$(1,038)	$(3,723)	$(538)

Loss per share:

Basic	$(1.24)	$(0.30)	$(1.09)	$(0.16)

Diluted	$(1.24)	$(0.30)	$(1.09)	$(0.16)

See notes to financial statements.

MOD-PAC CORP.
Consolidated Statements of Cash Flows

	(dollars in thousands) (Unaudited)
	Six Months Ended
	July 4,	June 28,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,256)	$(1,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,869	1,990
Provision for doubtful accounts	39	12
Stock option compensation expense	169	164
Deferred income taxes	(118)	(519)
Write-down of impairment of assets	2,175	—
Loss (gain) on disposal of assets	24	(54)
Cash flows from changes in operating assets and liabilities
Accounts receivable	63	(254)
Inventories	120	(336)
Prepaid expenses	(164)	(77)
Other liabilities	15	(239)
Accounts payable	(417)	54
Accrued expenses	(1)	(174)

Net cash used in operating activities	(482)	(471)

Cash flows from investing activities:
Proceeds from the sale of assets	6	125
Change in other assets	(74)	(41)
Capital expenditures	(702)	(1,266)

Net cash used in investing activities	(770)	(1,182)

Cash flows from financing activities:
Principal payments on long-term debt	(82)	(42)
Increase in line of credit	1,300	1,300
Purchase of treasury stock	—	(150)
Deferred financing fees	—	(5)

Net cash provided by financing activities	1,218	1,683

Net (decrease) increase in cash and cash equivalents	(34)	30

Cash and cash equivalents at beginning of year	200	98

Cash and cash equivalents at end of period	$166	$128

See notes to financial statements.

MOD-PAC CORP.
Notes to Consolidated Financial Statements
Six Months Ended July 4, 2009
(unaudited)
1) Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six-month period ended July 4, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
2) Rationalization of Product Lines
In the second quarter of 2009, the Company rationalized its product lines in order to capitalize on its growing position in the custom folding cartons product line.
The following charges, incurred in the second quarter of 2009, are associated with this rationalization process:

(in thousands)

Write-down of impaired assets	$1,933
Workforce reduction costs (included in Selling, general and administrative expenses)	65
Other rationalization charges (included in Cost of products sold)	134

Total	$2,132

As of July 4, 2009, approximately $96 thousand of accrued liabilities associated with workforce reduction charges and contract settlement costs are recorded on the consolidated balance sheet. Approximately $76 thousand of this amount is expected to be paid in the third quarter of 2009. The Company does not expect to incur any additional cost associated with this rationalization.

3) Product Line Net Sales
Product line net sales are as follows:

	Six months ended		Three months ended
	July 4,	June 28,	July 4,	June 28,
(in thousands)	2009	2008	2009	2008

Folding cartons:
Custom folding cartons	$16,480	$13,994	$7,989	$7,043
Stock packaging	3,649	4,114	1,475	1,570

Folding cartons sub-total	20,129	18,108	9,464	8,613

Print services:
Specialty print and direct mail	1,519	2,138	747	1,150
Personalized	1,633	2,172	860	1,189

Print services sub-total	3,152	4,310	1,607	2,339

Total	$23,281	$22,418	$11,071	$10,952

4) Loss Per Share
The following table sets forth the computation of loss per share:

	Six months ended		Three months ended
	July 4,	June 28,	July 4,	June 28,
(in thousands except per share data)	2009	2008	2009	2008

Net loss as reported	$(4,256)	$(1,038)	$(3,723)	$(538)

Basic and diluted loss per share weighted average shares	3,430	3,438	3,430	3,430

Basic and diluted loss per share	$(1.24)	$(0.30)	$(1.09)	$(0.16)

There was no effect for stock options that were dilutive for the three and six months ended July 4, 2009 and June 28, 2008, since the Company had a net loss in both periods.
5) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method.
Inventories are as follows:

	July 4,	December 31,
(in thousands)	2009	2008

Finished goods	$2,505	$2,671
Work in progress	433	238
Raw material	1,255	1,404

Total inventory	$4,193	$4,313

6) Income Taxes
The Company’s effective tax rate for the second quarter and first six months of 2009 was 0% and 2.7%, respectively. This benefit was less than the statutory income tax rate, primarily as a result of the Company recording a full valuation allowance of $1.3 million related to its net deferred tax asset. The valuation allowance was recorded due to the uncertainty with respect to utilizing this net deferred tax asset in the future based on the trend of operating losses. The effective tax rate for the second quarter and first six months of 2008 was 33.2%.
The Company’s continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of July 4, 2009, the Company had no amounts accrued related to uncertain tax positions. The tax years 2006, 2007, and 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.
7) Stock-Based Compensation
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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $1.08 and $2.27 for options granted during the six months ended July 4, 2009 and June 28, 2008, respectively. The following table provides the range of assumptions used to value stock options granted during the six months ended July 4, 2009 and June 28, 2008.

	Six Months Ended
	July 4,	June 28,
	2009	2008

Expected volatility	75%	39%
Risk-free rate	2.0%	2.9%
Expected dividends	0%	0%
Expected term (in years)	5.5	5.5
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

A summary of the Company’s stock option activity and related information for the six months ended July 4, 2009 is as follows:

		Weighted	Aggregate
		Average	Intrinsic
(aggregate intrinsic value in thousands)	Options	Exercise Price	Value
Outstanding at January 1, 2009	537,009	$7.33	$67
Options granted	30,000	1.68	—
Options forfeited	(17,180)	4.63	—

Outstanding at July 4, 2009	549,829	$7.10	$181

Exercisable at July 4, 2009	411,589	$7.80	$90

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $2.98 as of July 4, 2009, which would have been received by the option holders had all option holders with an exercise price less than the market price been exercised as of that date. The intrinsic value of options exercised is based on the Company’s closing stock price of common stock as of the date the option is exercised. There were no options exercised in the first six months of 2009. The Company’s current policy is to issue additional new shares upon exercise of stock options.
The fair value of options vested since December 31, 2008 is $105 thousand. At July 4, 2009, total compensation costs related to non-vested awards not yet recognized was $229 thousand which will be recognized over a weighted average period of 1.5 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of July 4, 2009:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise Price		Life	Exercise		Life	Exercise
Range	Shares	in Years	Price	Shares	in Years	Price
$1.68 to $5.62	211,659	8.4	$2.77	135,659	6.7	$3.33
$6.22 to $8.44	148,919	5.7	$7.72	119,719	5.1	$7.81
$10.00 to $11.73	132,474	6.6	$10.79	99,874	6.3	$10.91
$12.41 to $15.54	56,777	4.8	$13.01	56,337	4.8	$13.01

	549,829	6.9	$7.10	411,589	5.9	$7.80

8) Line of Credit
The Company has access to a $5.0 million committed line of credit with a commercial bank, which expires in March 2010. At July 4, 2009, $2.3 million was borrowed and an additional $0.2 million was in use through standby letters of credit. The amount of the line of credit that was unused and available to the Company at July 4, 2009 was $2.5 million. Interest on the line of credit is either LIBOR plus 150 basis points or the prime rate plus 50 basis points, at the Company’s option.
9) Assets Held for Sale
As a result of the Company’s rationalization of its product lines in the second quarter of 2009 and management’s change of plans regarding its use of the Blasdell, NY facility in the second quarter of 2009, the Company has presented the following assets as held for sale as of July 4, 2009. The presentation of assets held for sale is based on management’s committed plan and related actions to sell these assets.

Assets held for sale are as follows:

(in thousands)
Specialty Print and Direct Mail equipment	$537
Land and building — Blasdell, NY facility	1,391

Total	$1,928

The Company recognized asset impairment charges in the second quarter of 2009 of $2.1 million ($0.2 million for the Blasdell, NY facility and $1.9 million for Specialty Print and Direct Mail equipment) related to these assets based upon an estimate of the net realizable value based on expected selling prices less costs to sell. The reported fair value of these assets held for sale is considered to be level three within the fair value hierarchy as established by SFAS No. 157 “Fair Value Measurements”. Level three is defined as inputs for which significant valuation assumptions are unobservable in a market and therefore value is based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require.
10) Capital Structure
The Company’s Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first six months of 2009, 947 shares of Class B stock were converted to Common stock.
11) Information Regarding Industry Segments
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
12) Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable and long-term debt. The carrying value of the Company’s accounts receivable and accounts payable approximate fair value due to the short-term nature of the instruments. The recorded amounts for long-term debt approximate fair value based on current market rates of similar instruments.
13) Recent Accounting Pronouncements
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
On April 5, 2009, the Company adopted the provisions of FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting.” FSP SFAS No. 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The adoption of FSP SFAS 107-1 did not have a material impact on the Company’s consolidated financial position or results of operations. Disclosures required by SFAS 107 are included in Note 12.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements. The Company adopted SFAS 165 on April 5, 2009. We have evaluated subsequent events through August 10, 2009, the date this quarterly report on Form 10-Q was filed with the U.S. Securities and Exchange Commission. We made no significant changes to our condensed consolidated financial statements as a result of our subsequent events evaluation.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168)”. SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for the financial statements issued for interim and annual reporting periods ending after September 15, 2009. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.
14) Long-Term Debt
Long-term debt includes the following:

	July 4,	December 31,
(in thousands)	2009	2008

Capital lease obligations:
Building — due in 2023; bears interest at 10%; payable monthly	$1,800	$1,800
Equipment	14	20

	1,814	1,820
Less estimated current maturities	12	12

	1,802	1,808

Loans:
Equipment loans	583	650
Other	102	111

	685	761
Less estimated current maturities	162	156

Loans — long-term	523	605

Total long-term debt	$2,325	$2,413

15) Assets Under Capital Leases Included in Property, Plant and Equipment
Assets under capital leases included in property, plant and equipment are summarized as follows:

	July 4,	December 31,
(in thousands)	2009	2008

Land	$400	$400
Buildings	4,148	4,148
Equipment	—	25

	4,548	4,573
Less accumulated depreciation	800	711

Net assets under capital leases	$3,748	$3,862

16) Long-Lived Assets
Long-lived assets, including acquired identifiable intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. That assessment is based on the carrying amount of the asset or asset group at the date tested. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value.
Based on this testing, no asset impairment charges were recognized in 2008. The Company recognized asset impairment charges in the second quarter of 2009 of $2.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
REVENUE
For the second quarter of 2009, total revenue was $11.2 million compared with $11.1 million in 2008, an increase of 1.3%. The custom folding carton product line sales were $8.0 million compared with $7.0 million in the second quarter of 2008. The 13.4% increase was mainly due to substantial growth with one large existing customer and sales to one large new customer, offset partially by decreased business with several existing customers. Sales of the Company’s stock packaging product line were $1.5 million compared with $1.6 million in the second quarter of 2008, down 6.1% primarily due to weakness in general business conditions. Second quarter 2009 specialty print and direct mail sales decreased 35.0% to $0.7 million compared with sales of $1.2 million in the second quarter of 2008. The decrease was primarily due to decreased business with one large customer and general soft market conditions. During the second quarter of 2009, the Company rationalized its product lines and exited the commercial print market which the specialty print and direct mail product line served. Personalized print sales for the second quarter of 2009 were $0.9 million compared with $1.2 million in 2008, a decrease of 27.7%, mainly due to weakness in general business conditions.
For the first six months of 2009, total revenue was $23.5 million compared with $22.6 million in 2008, an increase of 4.0%. The custom folding cartons product line sales were $16.5 million compared with $14.0 million in 2008, an increase of 17.8% with increased business volumes from several customers including substantial growth from one large existing customer and sales to one large new customer, being partially offset by decreased business from several existing customers. Sales of the Company’s stock packaging product line were $3.6 million, compared with $4.1 million in the prior year, a decrease of 11.3% mainly due to weakness in general business conditions. Personalized print sales for the first six months of 2009 were $1.6 million compared with $2.2 million in the same period of 2008, a decrease of 24.8% primarily due to general soft market conditions. The first six months of 2009 specialty print and direct mail sales declined 29.0% to $1.5 million from sales of $2.1 million in the first six months of 2008. This decrease was primarily due to weakness in general business conditions including decreased sales from one large customer.
EXPENSES AND MARGINS
Gross margin was 4.1% for the second quarter of 2009, down from 11.6% in the second quarter of 2008. The second quarter 2009 gross margin was negatively affected by decreased waste sales due to a drop in the recycled paperboard market, increased repairs expense, and a generally weaker sales mix, offset slightly by lower depreciation expense in the current year. Additionally, the second quarter gross margin was negatively impacted by an increase in the raw material inventory reserve of $89 thousand which was the result of the Company’s rationalization of the specialty print and direct mail product lines in the second quarter of 2009. Selling, general, and administrative costs (“SG&A”) decreased 6.0% to $2.0 million in the second quarter of 2009 from $2.1 million during the same period in the prior year. This decrease was driven primarily by lower professional service costs. Included in the second quarter of 2009 SG&A, was $65 thousand in workforce reduction costs that were the result of the Company’s rationalization of the specialty print and direct mail product lines in the second quarter of 2009. Additionally, $2.2 million of expense was incurred that was associated with the write-down of impaired assets in the second quarter of 2009. This impairment resulted from the Company’s rationalization of the specialty print and direct mail product line in the second quarter of 2009 and the write-down of its Blasdell, NY facility to fair market value based on expected selling prices net of costs to sell.
Gross margin was 8.0% for the first six months of 2009, down from 11.6% for the same period of 2008. The current year gross margin for the first six months was negatively affected by decreased waste sales due to a drop in the recycled paperboard market, increased repairs expense, and a generally weaker sales mix, offset slightly by lower depreciation expense in the current year. Selling, general, and administrative costs decreased 4.4% to $4.0 million in the first six months of 2009 from $4.1 million during the same period in the prior year. This slight decrease was driven primarily by lower professional service costs, offset partially by higher depreciation expense. Included in the first six months of 2009 SG&A, was $65 thousand in workforce reduction costs that were the result of the Company’s rationalization of the specialty print and direct mail product lines in the second quarter of 2009. Additionally, $2.2 million of expense was incurred that was associated with the write-down of impaired assets in the second quarter of 2009. This impairment resulted from the Company’s rationalization of the specialty print and direct mail product line in the second quarter of 2009 and the write-down of its Blasdell, NY facility to fair market value based on expected selling prices net of costs to sell.

TAXES
The Company’s effective tax rate for the second quarter and first six months of 2009 was 0% and 2.7%, respectively. This benefit was less than the statutory income tax rate, primarily as a result of the Company recording a full valuation allowance of $1.3 million related to its net deferred tax asset. The valuation allowance was recorded due to the uncertainty with respect to utilizing this net deferred tax asset in the future based on the trend of operating losses. The effective tax rate for the second quarter and first six months of 2008 was 33.2%.
NET LOSS AND LOSS PER SHARE
The net loss for the second quarter of 2009 was $3.7 million, compared with a net loss of $0.5 million in the second quarter of 2008. This increased loss was due to the fluctuations discussed above. Diluted loss per share was $1.09 in the second quarter of 2009 and $0.16 in the second quarter of 2008.
The net loss for the first six months of 2009 was $4.3 million, or $1.24 per diluted share, compared with a net loss of $1.0 million, or $0.30 per diluted share, in the first six months of 2008. This increase in loss was due to the fluctuations discussed above.
LIQUIDITY
Cash and cash equivalents at July 4, 2009, were relatively unchanged from the $0.2 million balance at December 31, 2008.
The Company has access to a $5.0 million committed line of credit with a commercial bank, which expires in March 2010. At July 4, 2009, $2.3 million was borrowed and an additional $0.2 million was in use through standby letters of credit. The borrowed amount is an increase of $1.3 million from the balance at December 31, 2008. Interest on the line of credit is either LIBOR plus 150 basis points or the prime rate plus 50 basis points at the Company’s option.
The increase in the amount outstanding under the line of credit in the first six months of 2009 was primarily the result of capital expenditures and working capital requirements to meet customer demands.
Accounts payable declined $0.4 million during the first six months of 2009 primarily due to timing of payments.
Capital expenditures driven primarily by productivity improvement and upgrade investments, for the first six months of 2009, were $0.7 million compared with $1.3 million for the first six months of 2008. Depreciation and amortization for the first six months of 2009 was $1.9 million compared with $2.0 million in the same period last year.
The Company believes that cash, cash equivalents, and the line of credit are sufficient to meet cash requirements for operations, capital expenditures and debt service for the balance of 2009. The Company’s management is beginning the process of negotiation to renew or replace the existing line of credit that is due to expire in the first quarter of 2010.
There were no shares repurchased by the Company during the first six months of 2009. The Company has authorization to repurchase 75,885 shares at July 4, 2009. The closing price of the Company’s stock at July 4, 2009 was $2.98. At this price, the repurchase of 75,885 shares would require $226,137.

CONTRACTUAL OBLIGATIONS
The following table displays an update in the format of the information originally presented on the Company’s 2008 Form 10-K related to its capital lease obligations.

(in thousands, as of December 31, 2008) Payments Due by Period	Total	2009	2010-2011	2012-2013	After 2013
Line of Credit	$1,000	—	$1,000	—	—

Equipment Loans	650	136	305	209	—

Other Loans	111	20	44	47	—

Capital Lease Obligation — Aggregate payments (1)	7,844	155	339	360	6,990
Capital Lease Obligations — Aggregate (Other)	21	13	8	—	—

Operating Leases	849	514	326	9	—

Purchase Commitments	1,278	1,022	256	—	—

Total	$11,753	$1,860	$2,278	$625	$6,990

(1)	Represents a forty-nine year lease beginning November 2003 for 203,000 square feet of office and warehouse buildings adjacent to our corporate printing and manufacturing property. Beginning in November 2022 and ending in October 2027, the Company has an option to purchase the property for $1.8 million and terminate the lease. If the purchase option is not exercised, the Company is obligated to make monthly payments of $15,000 through October 2052.
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
Risks due to fluctuation in interest rates are not material to the Company at July 4, 2009 because of our limited exposure to floating rate debt.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4T. Controls and Procedures
The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a — 15(e) and 15(d) - 15(e) of the Securities Exchange Act of 1934, as of July 4, 2009. Based on that evaluation, the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 4, 2009. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total Number of	(d) Maximum Number
	(a) Total		Shares (or Units)	(or Approximate Dollar
	Number of	(b) Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid per	of Publicly	Units) that May Yet Be
	Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
April 5 – May 2, 2009	—	N/A	—	75,885
May 3 – May 30, 2009	—	N/A	—	75,885
May 31 – July 4, 2009	—	N/A	—	75,885

Total	—	N/A	—	75,885

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Securities Holders
The Company’s Annual Meeting of Shareholders was held on May 6, 2009.
1.)	The nominees to the Board of Directors were elected based on the following shares voted:

Nominee	For	Authority Withheld
William G. Gisel, Jr.	6,978,061	510,126
Daniel G. Keane	6,710,342	775,845
Kevin T. Keane	6,710,342	775,845
Robert J. McKenna	6,671,672	814,515
Howard Zemsky	6,975,876	510,311
2.)	The ratification of Ernst & Young LLP as the Registrant’s auditors was approved by the following vote: 7,040,867 in favor; 326,775 against; and 118,554 abstentions.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit 31.1	Section 302 Certification — President and Chief Executive Officer

Exhibit 31.2	Section 302 Certification — Chief Operating Officer and Chief Financial Officer

Exhibit 32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOD-PAC CORP.
(Registrant)
Date: August 10, 2009	/s/ David B. Lupp
David B. Lupp
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Section 302 Certification — President and Chief Executive Officer

Exhibit 31.2	Section 302 Certification — Chief Operating Officer and Chief Financial Officer

Exhibit 32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002