Form 10-Q
period 2009-10-03
MOD PAC CORP
filed 2009-11-05
CIK 1191857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 3, 2009
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  _____  to  _____
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each class of common stock as of October 3, 2009 were:

Common Stock, $0.01 par value	2,792,859 shares
Class B Common Stock, $0.01 par value	637,272 shares

MOD-PAC CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Part 1. Financial Information

Item 1. Financial Statements
MOD-PAC CORP.
Consolidated Balance Sheets

	(dollars in thousands)
	October 3,	December 31,
	2009	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$315	$200
Trade accounts receivable, net of allowance of $186 in 2009 and $170 in 2008	5,457	4,750
Inventories	4,118	4,313
Prepaid expenses	406	357

Total current assets	10,296	9,620

Property, plant and equipment, at cost	63,579	68,707
Less accumulated depreciation	(47,685)	(47,116)

Net property, plant and equipment	15,894	21,591
Assets held for sale	2,091	—
Other assets	465	1,340

Totals assets	$28,746	$32,551

Current liabilities:
Current maturities of long-term debt	$186	$168
Accounts payable	2,902	3,222
Accrued expenses	729	581
Line of credit, current	600	—

Total current liabilities	4,417	3,971

Line of credit, long-term	—	1,000
Long-term debt	2,301	2,413
Other liabilities	52	37
Deferred income taxes	—	118

Total liabilities	$6,770	$7,539

Shareholders’ equity:
Common stock, $.01 par value Authorized 20,000,000 shares, issued 3,443,557 in 2009, 3,439,347 in 2008	34	34
Class B common stock, $.01 par value Authorized 5,000,000 shares, issued 637,272 in 2009, 641,482 in 2008	7	7
Additional paid-in capital	2,595	2,385
Retained earnings	25,555	28,801

	28,191	31,227
Less treasury shares, at cost 650,698 in 2009 and 2008	(6,215)	(6,215)

Total shareholders’ equity	21,976	25,012

Total liabilities and shareholders’ equity	$28,746	$32,551

See notes to financial statements.

MOD-PAC CORP.
Consolidated Statements of Operations

	(dollars in thousands)
	(Unaudited)
	Nine Months Ended		Three Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Revenue:
Net sales	$35,727	$34,922	$12,446	$12,504
Rental income	399	356	141	133

Total revenue	36,126	35,278	12,587	12,637

Costs and Expenses:
Cost of products sold	31,732	30,675	10,071	10,662
Selling, general and administrative expenses	5,799	5,994	1,841	1,854
Write-down of impaired assets	2,175	—	—	—
Interest expense, net	194	203	64	79
Other income	(410)	(93)	(400)	(12)

Total costs and expenses	39,490	36,779	11,576	12,583

(Loss) income before income taxes	(3,364)	(1,501)	1,011	54

Income tax (benefit) expense	(118)	(477)	—	40

Net (loss) income	$(3,246)	$(1,024)	$1,011	$14

(Loss) income per share:

Basic	$(0.95)	$(0.30)	$0.29	$0.00

Diluted	$(0.95)	$(0.30)	$0.29	$0.00

See notes to financial statements.

MOD-PAC CORP.
Consolidated Statements of Cash Flows

	(dollars in thousands)
	(Unaudited)
	Nine Months Ended
	October 3,	September 27,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,246)	$(1,024)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,531	2,850
Provision for doubtful accounts	45	11
Stock option compensation expense	210	208
Deferred income taxes	(118)	(479)
Write-down of impairment of assets	2,175	—
Fair value adjustment for assets held for sale	(263)	—
Gain on disposal of assets	(80)	(54)
Cash flows from changes in operating assets and liabilities
Accounts receivable	(752)	(1,149)
Inventories	195	(598)
Prepaid expenses	(49)	(57)
Other liabilities	15	(234)
Accounts payable	(320)	648
Accrued expenses	148	(5)

Net cash provided by operating activities	491	117

Cash flows from investing activities:
Proceeds from the sale of assets	212	125
Proceeds from the cash surrender value of officers’ life insurance policies	857	—
Change in other assets	(78)	(45)
Capital expenditures	(841)	(1,601)

Net cash provided by (used in) investing activities	150	(1,521)

Cash flows from financing activities:
Principal payments on long-term debt	(126)	(79)
(Decrease) increase in line of credit	(400)	1,125
Proceeds from loans	—	580
Purchase of treasury stock	—	(150)
Deferred financing fees	—	(5)

Net cash (used in) provided by financing activities	(526)	1,471

Net increase in cash and cash equivalents	115	67

Cash and cash equivalents at beginning of year	200	98

Cash and cash equivalents at end of period	$315	$165

See notes to financial statements.

MOD-PAC CORP.
Notes to Consolidated Financial Statements
Nine Months Ended October 3, 2009
(unaudited)
1) Basis of Presentation
The Registrant, MOD-PAC CORP., is referred to in this Quarterly Report on Form 10-Q as “MOD-PAC”, “the Company” or in the nominative “we” or the possessive “our.”
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine-month period ended October 3, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
2) Recent Accounting Pronouncements
Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles - Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.
In December 2007, the ASC Topic 805, “Business Combinations” (“ASC 805”) was issued. ASC 805 requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. ASC 805 also requires transactions costs related to the business combination to be expensed as incurred. ASC 805 applies prospectively to business combinations; the effective date for the Company is January 1, 2009. The impact of ASC 805 on future business combinations cannot currently be determined.
In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. ASC 855 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The Company adopted ASC 855 on April 5, 2009. We have evaluated subsequent events through November 5, 2009, the date this quarterly report on Form 10-Q was filed with the U.S. Securities and Exchange Commission. We made no significant changes to our condensed consolidated financial statements as a result of our subsequent events evaluation.

3) Rationalization of Product Lines
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

As of October 3, 2009, approximately $24 thousand of accrued liabilities associated with workforce reduction charges and contract settlement costs are recorded on the consolidated balance sheet. Approximately $20 thousand of this amount is expected to be paid in the fourth quarter of 2009. The Company has not incurred any additional costs associated with this rationalization in the third quarter of 2009 and does not expect to incur additional costs in the future.
4) Product Line Net Sales
Product line net sales are as follows:

(in thousands)

	Nine months ended		Three months ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Folding cartons:
Custom folding cartons	$25,888	$22,189	$9,408	$8,194
Stock packaging	5,888	6,392	2,239	2,278

Folding cartons sub-total	31,776	28,581	11,647	10,472

Print services:
Specialty print and direct mail	1,519	3,201	—	1,064
Personalized	2,432	3,140	799	968

Print services sub-total	3,951	6,341	799	2,032

Total	$35,727	$34,922	$12,446	$12,504

5) Income (Loss) Per Share
The following table sets forth the computation of income (loss) per share:

(in thousands except per share data)

	Nine months ended		Three months ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Net income (loss) as reported	$(3,246)	$(1,024)	$1,011	$14

Basic and diluted income (loss) per share weighted average shares	3,430	3,436	3,430	3,430
Net effect of diluted stock options	—	—	40	—

Diluted income (loss) per share weighted average shares	3,430	3,436	3,470	3,430

Basic income (loss) per share	$(0.95)	$(0.30)	$0.29	$0.00

Diluted income (loss) per share	$(0.95)	$(0.30)	$0.29	$0.00

The effect of dilutive stock options has not been included for the nine months ended October 3, 2009 and September 27, 2008, since this would be anti-dilutive as a result of the Company’s net loss. There is no effect of dilutive stock options for the three months ended September 27, 2008 due to the average share price in the three months ended September 27, 2008 being lower than all outstanding option prices.
6) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method.
Inventories are as follows:

(in thousands)

	October 3,	December 31,
	2009	2008

Finished goods	$2,631	$2,671
Work in progress	361	238
Raw material	1,126	1,404

Total inventory	$4,118	$4,313

7) Income Taxes
The Company’s effective tax rate for the third quarter and first nine months of 2009 was 0% and 3.3%, respectively. This benefit was less than the statutory income tax rate, primarily as a result of the Company recording a full valuation allowance of $1.0 million related to its net deferred tax asset. The valuation allowance was recorded due to the uncertainty with respect to utilizing this net deferred tax asset in the future based on the trend of operating losses. The effective tax rate for the third quarter and first nine months of 2008 was 74.1% and 31.8%, respectively. The effective tax rate in the third quarter of 2008 was impacted by a revision in the expected effective annual tax rate and the low amount of income before income taxes in the quarter.
The Company’s continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 3, 2009, the Company had no amounts accrued related to uncertain tax positions. The tax years 2006, 2007, and 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

8) Stock-Based Compensation
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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $1.08 and $2.27 for options granted during the nine months ended October 3, 2009 and September 27, 2008, respectively. The following table provides the range of assumptions used to value stock options granted during the nine months ended October 3, 2009 and September 27, 2008.

	Nine Months Ended
	October 3,	September 27,
	2009	2008

Expected volatility	75%	39%
Risk-free rate	2.0%	2.9%
Expected dividends	0%	0%
Expected term (in years)	5.5	5.5
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
A summary of the Company’s stock option activity and related information for the nine months ended October 3, 2009 is as follows:
(aggregate intrinsic value in thousands)

		Weighted	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at January 1, 2009	537,009	$7.33	$67
Options granted	30,000	1.68	—
Options forfeited	(7,000)	1.85	—
Options expired	(14,180)	5.22

Outstanding at October 3, 2009	545,829	$7.10	$89

Exercisable at October 3, 2009	451,589	$7.44	$65

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $2.39 as of October 3, 2009, which would have been received by the option holders had all option holders with an exercise price less than the market price been exercised as of that date. The intrinsic value of options exercised is based on the Company’s closing stock price of common stock as of the date the option is exercised. There were no options exercised in the first nine months of 2009. The Company’s current policy is to issue additional new shares upon exercise of stock options.

The fair value of options vested since December 31, 2008 is $138 thousand. At October 3, 2009, total compensation costs related to non-vested awards not yet recognized was $189 thousand which will be recognized over a weighted average period of 1.6 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of October 3, 2009:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise Price		Life	Exercise		Life	Exercise
Range	Shares	in Years	Price	Shares	in Years	Price
$1.68 to $5.62	207,659	8.1	$2.79	165,659	7.0	$3.03
$6.22 to $8.44	148,919	5.5	$7.72	119,719	4.8	$7.81
$10.00 to $11.73	132,474	6.3	$10.79	109,874	6.2	$10.83
$12.41 to $15.54	56,777	4.5	$13.01	56,337	4.5	$13.01

	545,829	6.6	$7.14	451,589	5.9	$7.44

9) Line of Credit
The Company has access to a $5.0 million committed line of credit with a commercial bank, which expires in March 2010. At October 3, 2009, $0.6 million was borrowed and an additional $0.2 million was in use through standby letters of credit. The amount of the line of credit that was unused and available to the Company at October 3, 2009 was $4.2 million. Interest on the line of credit is either LIBOR plus 150 basis points or the prime rate plus 50 basis points, at the Company’s option.
10) Assets Held for Sale
As a result of the Company’s rationalization of its product lines in the second quarter of 2009 and management’s change of plans regarding its use of the Blasdell, NY facility in the second quarter of 2009, the Company has presented the following assets as held for sale as of October 3, 2009. The presentation of assets held for sale is based on management’s committed plan and related actions to sell these assets.
Assets held for sale are as follows:

(in thousands)

Specialty Print and Direct Mail equipment	$700
Land and building — Blasdell, NY facility	1,391

Total	$2,091

The Company recognized asset impairment charges in the second quarter of 2009 of $2.1 million ($0.2 million for the Blasdell, NY facility and $1.9 million for Specialty Print and Direct Mail equipment) related to these assets based upon an estimate of the net realizable value based on expected selling prices less costs to sell. The reported fair value of these assets held for sale is considered to be level three within the fair value hierarchy as established by ASC 820 “Fair Value Measurements”. Level three is defined as inputs for which significant valuation assumptions are unobservable in a market and therefore value is based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require.
During the third quarter of 2009 the carrying value of assets held for sale increased by $163 thousand. This increase was the result of an adjustment of $263 thousand to increase the carrying value to fair value that was made at the end of the third quarter based on bids received in a public auction held in September 2009, offset partially, by a decrease in balance of $100 thousand for assets sold during the third quarter of 2009.

On October 9, 2009 the Company entered into a contract to sell the Blasdell, NY facility. The sale is subject to various terms and conditions and there is no assurance that the facility will be sold. The net proceeds of the sale are expected to approximate the carrying value of the property at October 3, 2009.
Subsequent to October 3, 2009 and through November 5, 2009 the Company received net proceeds of $483 thousand from the sale of Specialty Print and Direct Mail equipment. The sale price approximates the fair value of the assets at October 3, 2009.
11) Capital Structure
The Company’s Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first nine months of 2009, 4,210 shares of Class B stock were converted to Common stock.
12) Information Regarding Industry Segments
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
13) Financial Instruments
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
14) Long-Term Debt
Long-term debt includes the following:
(in thousands)

	October 3,	December 31,
	2009	2008

Capital lease obligations:
Building — due in 2023; bears interest at 10%; payable monthly	$1,800	$1,800
Equipment	42	20

	1,842	1,820
Less estimated current maturities	22	12

Capital lease obligations — long-term	1,820	1,808

Loans:
Equipment loans	549	650
Other	96	111

	645	761
Less estimated current maturities	164	156

Loans — long-term	481	605

Total long-term debt	$2,301	$2,413

15) Assets Under Capital Leases Included in Property, Plant and Equipment
Assets under capital leases included in property, plant and equipment are summarized as follows:
(in thousands)

	October 3,	December 31,
	2009	2008

Land	$400	$400
Buildings	4,148	4,148
Equipment	32	25

	4,580	4,573
Less accumulated depreciation	845	711

Net assets under capital leases	$3,735	$3,862

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
In the 2009 second quarter, we made a strategic decision to rationalize our product lines and exit the commercial print market, choosing to focus our resources on our growing custom folding carton line. As a result of the rationalization, we expect to realize significant improvement in operating performance as we had not realized the results that we had anticipated in the commercial print market over the last four years. In addition, we expect that we can be more effective in sales and marketing in the custom folding carton market with a more focused approach. Our custom folding carton customers are generally in the healthcare, confectionary, food and food service, and automotive industries, including private label manufacturers. Our expertise in this market is our ability to run on-demand the specific quantities required by our customers as opposed to doing long runs and creating inventory and obsolescence challenges either for our customers or ourselves. As a result, we do not require minimum print orders and are more flexible than most printers in addressing our customers’ needs. This capability has served extremely well for our private label customers who may have several of the same carton requirements with varying print requirements for their customers.
We also plan to continue developing our stock packaging and personalized print product lines. Our stock packaging line serves primarily private confectionaries and, therefore is seasonal in nature and driven by the economy. During this recession, sales in stock packages have declined measurably. Our personalized print product line is focused on its store, catalog and web sales. Because we provide products such as personalized dinner and cocktail napkins, small boxes for sundries at events, and other celebration type items both for the retail and corporate markets, this product line is also heavily impacted by economic downturns. Nonetheless, we believe that in the stock packaging market, we are a leader with over 4,000 customers that we serve around the world. Also, in personalized print where we compete with much larger companies, we have developed a strong brand as Krepe-Kraft among event planners and wedding coordinators. Our website, www.partybasics.com, has had some success, and we also provide our products to third-party webstores as well.
REVENUE
For the third quarter of 2009, total revenue was $12.6 million, relatively unchanged from the third quarter of 2008. The custom folding carton product line sales were $9.4 million compared with $8.2 million in the third quarter of 2008. The 14.8% increase was mainly due to substantial growth with several large existing customers and sales to one large new customer, offset partially by decreased business with several existing customers and decreased waste sales due to a drop in the recycled paperboard market. Sales of the Company’s stock packaging product line were $2.2 million compared with $2.3 million in the third quarter of 2008, down 1.7% primarily due to weakness in general business conditions. Personalized print sales for the third quarter of 2009 were $0.8 million compared with $1.0 million in 2008, a decrease of 17.5%, mainly due to weakness in general business conditions. There were no specialty print and direct mail sales in the third quarter of 2009 due to the product line rationalization that took place at the end of the second quarter of 2009. Specialty print and direct mail sales were $1.1 million in the third quarter of 2008.
For the first nine months of 2009, total revenue was $36.1 million compared with $35.3 million in 2008, an increase of 2.4%. The custom folding cartons product line sales were $25.9 million compared with $22.2 million in 2008. This was an increase of 16.7% due to increased business volumes from several customers including substantial growth from several large existing customers and sales to one large new customer, that was partially offset by decreased business from several existing customers and decreased waste sales due to a drop in the recycled paperboard market. Sales of the Company’s stock packaging product line were $5.9 million, compared with $6.4 million in the prior year, a decrease of 7.9% mainly due to weakness in general business conditions. Personalized print sales for the first nine months of 2009 were $2.4 million compared with $3.1 million in the same period of 2008, a decrease of 22.5% primarily due to general soft market conditions. Specialty print and direct mail sales for the first nine months of 2009 were $1.5 million compared to $3.2 million in the first nine months of 2009. There were no specialty print and direct mail sales in the third quarter of 2009 due to the product line rationalization that took place at the end of the second quarter of 2009.

EXPENSES AND MARGINS
Gross margin was 20.0% for the third quarter of 2009, up from 15.6% in the third quarter of 2008. The improvement in gross margin was driven by the measurable savings realized from the product line rationalization. Savings were realized through lower depreciation expense and decreased labor and supply costs. Lower freight and utility costs also helped margin improvement. Partially offsetting those gains were generally weaker custom folding carton sales mix and decreased product waste sales due to a drop in the recycled paperboard market. Selling, general, and administrative costs (“SG&A”) decreased slightly to $1.8 million in the third quarter of 2009 from $1.9 million during the same period in the prior year. Lower labor costs due to reduced headcount from the product line rationalization combined with decreased professional service fees more than offset increased commission expense.
Gross margin was 12.2% for the first nine months of 2009, down from 13.0% for the same period of 2008. The current year gross margin for the first nine months was negatively affected by a generally weaker sales mix, decreased waste sales due to a drop in the recycled paperboard market, and increased repairs expense, offset slightly by lower depreciation expense in the current year. Selling, general, and administrative costs decreased 3.2% to $5.8 million in the first nine months of 2009 from $6.0 million during the same period in the prior year. This slight decrease was driven primarily by lower professional service costs, offset partially by higher depreciation expense. Included in the first nine months of 2009 SG&A, was $65 thousand in workforce reduction costs that were the result of the Company’s rationalization of the specialty print and direct mail product lines in the second quarter of 2009. Additionally, $2.2 million of expense was incurred that was associated with the write-down of impaired assets in the second quarter of 2009. This impairment resulted from the Company’s rationalization of the specialty print and direct mail product line in the second quarter of 2009 and the write-down of its Blasdell, NY facility to fair market value based on expected selling prices net of costs to sell.
TAXES
The Company’s effective tax rate for the third quarter and first nine months of 2009 was 0% and 3.3%, respectively. This benefit was less than the statutory income tax rate, primarily as a result of the Company recording a full valuation allowance of $1.0 million related to its net deferred tax asset. The valuation allowance was recorded due to the uncertainty with respect to utilizing this net deferred tax asset in the future based on the trend of operating losses. The effective tax rate for the third quarter and first nine months of 2008 was 74.1% and 31.8%, respectively. The effective tax rate in the third quarter of 2008 was impacted by a revision in the expected effective annual tax rate and the low amount of income before income taxes in the quarter.
NET INCOME/LOSS AND INCOME/LOSS PER SHARE
The net income for the third quarter of 2009 was $1.0 million, compared with a net income of $0.01 million in the third quarter of 2008. In addition to the fluctuations discussed above, other income was $0.4 million in the third quarter of 2009. Included in this balance is a $0.3 million fair value adjustment to increase the balance of assets held for sale associated with the rationalized product line based on bids received in a public auction held in September 2009. These assets had previously been written down in the second quarter of 2009. Also included in other income was a $0.1 million gain on the sale of assets associated with the rationalized product line. Diluted income per share was $0.29 in the third quarter of 2009 and $0.00 in the third quarter of 2008.
The net loss for the first nine months of 2009 was $3.2 million, or $0.95 per diluted share, compared with a net loss of $1.0 million, or $0.30 per diluted share, in the first nine months of 2008. This increase in loss was due to the fluctuations discussed above.
LIQUIDITY
Cash and cash equivalents at October 3, 2009, were increased slightly to $0.3 million from the $0.2 million balance at December 31, 2008.
The Company has access to a $5.0 million committed line of credit with a commercial bank, which expires in March 2010. At October 3, 2009, $0.6 million was borrowed and an additional $0.2 million was in use through standby letters of credit. The borrowed amount is a decrease of $0.4 million from the balance at December 31, 2008. Interest on the line of credit is either LIBOR plus 150 basis points or the prime rate plus 50 basis points at the Company’s option.

The decrease in the amount outstanding under the line of credit in the first nine months of 2009 was primarily the result of proceeds from the cash surrender value of officer’s life insurance policies, proceeds from the sale of specialty print and direct mail equipment, non-cash impairment charges, and depreciation and amortization expense, partially offset by net losses, capital expenditures, and working capital requirements.
Accounts payable declined $0.3 million during the first nine months of 2009 primarily due to timing of payments.
Accounts receivable increased $0.8 million during the first nine month of 2009, primarily due to the timing of sales and collections.
Capital expenditures driven primarily by productivity improvement and upgrade investments, for the first nine months of 2009, were $0.8 million compared with $1.6 million for the first nine months of 2008. Depreciation and amortization for the first nine months of 2009 was $2.5 million compared with $2.9 million in the same period last year.
The Company believes that cash, cash equivalents, and the line of credit are sufficient to meet cash requirements for operations, capital expenditures and debt service for the balance of 2009. The Company’s management is in the process of negotiation to renew or replace the existing line of credit that is due to expire in the first quarter of 2010.
There were no shares repurchased by the Company during the first nine months of 2009. The Company has authorization to repurchase 75,885 shares at October 3, 2009. The closing price of the Company’s stock at October 3, 2009 was $2.39. At this price, the repurchase of 75,885 shares would require $181,365.
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
Risks due to fluctuation in interest rates are not material to the Company at October 3, 2009 because of our limited exposure to floating rate debt.
Since May of 2003, over 90% of the Company’s power needs are met through natural gas. The Company has investigated supply contracts of various lengths and currently it has supply arrangements for fixed prices on approximately 60% of its estimated usage through October 2010. Historically, the price of natural gas has fluctuated widely. Although the Company is concerned about cost, its main concern is availability. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel-powered generator. Although such generators are generally available, the Company cannot be assured that a generator adequate to meet the Company’s needs would be available if and when such need should arise.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4T. Controls and Procedures
The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a — 15(e) and 15(d) - 15(e) of the Securities Exchange Act of 1934, as of October 3, 2009. Based on that evaluation, the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2009. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total Number	(d) Maximum
			of Shares (or	Number (or
		(b)	Units) Purchased	Approximate Dollar
	(a) Total	Average	as Part of	Value) of Shares (or
	Number of	Price	Publicly	Units) that May Yet
	Shares (or	Paid per	Announced	Be Purchased Under
	Units)	Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs
July 5 – August 1, 2009	—	N/A	—	75,885
August 2 – August 29, 2009	—	N/A	—	75,885
August 30 – October 3, 2009	—	N/A	—	75,885

Total	—	N/A	—	75,885

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

MOD-PAC CORP.
(Registrant)

Date: November 5, 2009	/s/ David B. Lupp
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