Form 10-K
period 2009-12-31
MOD PAC CORP
filed 2010-03-05
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file report pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 5, 2010, 3,431,550 shares were outstanding, consisting of 2,805,007 shares of Common Stock $.01 Par value and 626,543 shares of Class B Stock $.01 Par Value. The aggregate market value, as of July 4, 2009, of the shares of Common Stock and Class B Stock of MOD-PAC CORP. held by non-affiliates was approximately $7,765,379 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2010 are incorporated by reference into Part III of this Report.

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
Forward Looking Information
Certain statements contained in this report are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the word “anticipate,” “believe,” “expect,” “estimate,” “project,” and similar expressions are generally intended to identify forward looking statements. Any forward looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in MOD-PAC’s communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product and market channel expansions, capacity utilization and expansion, and repurchase of capital stock, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties, and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:
•	Overall economic and business conditions;
•	The demand for MOD-PAC’s goods and services;
•	Customer acceptance of the products and services MOD-PAC provides;
•	Competitive factors in print services and the folding cartons industries;
•	Changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);
•	Fluctuations in costs of natural gas supplies in Western New York State;
•	The internal and external costs of compliance with laws and regulations such as Section 404 of the Sarbanes-Oxley Act of 2002; and
•	Litigation against the Company.
Item 1. BUSINESS
Description of the Business
MOD-PAC is a high value-added, on-demand print services firm providing products and services in two categories — folding cartons and personalized print. Within folding cartons, MOD-PAC provides Custom Folding Cartons for branded and private label consumer products in the food and food service, healthcare, medical and automotive industries. We also offer a line of Stock Packaging primarily to the retail confectionary industry. MOD-PAC’s Personalized Print product line is a comprehensive offering for consumer and corporate social occasions. In June 2009, we rationalized our product lines and exited the Specialty Print and Direct Mail market in order to focus our resources on our core folding carton and personalized print product lines.
Folding Cartons:
Custom Folding Cartons: Through our fully-integrated, automated die design and custom folding carton print production, we can meet the highly variable needs of our custom packaging customers while providing competitive prices for on-demand products in the required quantities. Full service design, employing advanced computer-aided design and manufacturing systems, computer-to-plate speed and accuracy, and rapid turnover print processes give our customers the products they need when they need them. Our customers are generally in the healthcare, confectionary, food and food service, and automotive industries, including private label manufacturers. We sell directly to these customers, who have requirements that are characterized by high product variability, short production cycles, and variable print run quantities.
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

Personalized Print Services:
We produce a wide variety of event-oriented products for both the corporate and consumer markets including invitations, napkins, announcements, bags, boxes and a wide accessory product line for all social occasions such as corporate events, weddings, bar mitzvahs, bat mitzvahs, graduations and anniversaries. We are able to leverage our operational capabilities to deliver smaller quantities of highly variable personalized print products with short turn around times to meet the customized needs of our customers. Our channels to market include primarily retailers, such as bridal and gift shops, and branded internet web resellers. We also sell on our own website, partybasics.com, and through our retail outlet store located within our facilities.
MOD-PAC’s products and services offer common values to contribute to the success of our customers including the following:
•	Strong, service-based customer relationships;
•	Reliability and premium quality that comes from many decades of reputable experience;
•	Our high level of responsiveness to our customers’ needs, offering products and services on-demand, with short lead times from order entry to delivery;
•	One stop shopping with wide ranging products and services,
•	Integrated manufacturing and technology capabilities; and
•	Our ability to service order sizes from “hundreds” to “millions” of pieces, allowing our customers to order in their desired, not forced, quantities.
We also provide additional value added services that include design assistance, finishing services and digital asset management.
Our strategy for growth is to leverage our capabilities to innovate and aggressively integrate technology into our production operations while providing cost-effective solutions for our customers. Through our large, centralized facility, we have captured significant economies of scale by channeling large numbers of small-to-medium-sized orders through our operations due to our rapid order change-out skills. Applying our lean manufacturing processes coupled with state-of-the-art printing technologies, MOD-PAC is able to address short-run, highly variable content needs of our customers with quick turn around times relative to industry standards.
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
In 2002, MOD-PAC developed a specialty print product line when we began servicing our former customer, VistaPrint, which was a front-end web store for commercial print to the small office/home office market. MOD-PAC produced and distributed the orders VistaPrint received.
In order to respond to the growth in sales of the specialty print product line for VistaPrint and high custom folding carton growth, MOD-PAC rapidly increased its capacity with capital expenditure investment and increased employment. In July 2004, we agreed to terminate our supply agreement with VistaPrint, which was scheduled to expire in April 2011, for a $22 million contract buy-out fee. VistaPrint, at that time, represented approximately 30% of our total sales. Since 2005, we grew the specialty print and direct mail business, exclusive of VistaPrint, to $4.2 million in 2008, somewhat offsetting the loss of VistaPrint sales revenue.
In June 2009, we rationalized our product lines in order to refine our focus and capitalize on our growing position in custom folding cartons. As a result, MOD-PAC exited the commercial print product line which included the specialty print and direct mail business. The strategic action enabled us to achieve solid profitability in the third and fourth quarters of 2009 as well as reduce our debt.
We believe that by focusing our resources on our traditional product lines, we can improve our ability to expand market share while also creating greater operational efficiencies and reduced costs.

Practices as to Maintaining Working Capital
Part of our strategy is to minimize working capital requirements by reducing production cycle times, generally enabling us to generate substantially all of our working capital requirements from operations. MOD-PAC has access to a committed and secured line of credit with a commercial bank of $5.0 million. This line of credit expires on March 8, 2010. We are currently in negotiation to renew or replace the existing line of credit. At December 31, 2009, we had no balance drawn on the line. We believe cash and cash equivalents, which totaled $3.8 million at December 31, 2009, in combination with cash expected to be generated from our 2010 operations, can meet our obligations, other working capital requirements and capital expenditure needs in 2010.
Competitive Conditions
The print industry is a highly competitive industry, and MOD-PAC faces a number of competitors within each of the markets it serves. In the folding carton industry, we compete with a significant number of national, regional and local companies, many of which are independent and privately-held. Due to increased consolidation, the top 5 producers in 2008 accounted for 64% of the market (source: Paperboard Packaging Council). The largest competitors in this market are primarily focused on the long-run print order market. They include large integrated paper companies such as Rock-Tenn Company, Caraustar Industries, Inc., Graphic Packaging Holding Company and Mead Westvaco. MOD-PAC’s focus is on niche market opportunities requiring short print runs, which capitalize on our efficient processes and operations to meet customers’ highly variable needs.
For personalized print products, the market we are targeting is highly fragmented, with the top 400 printers in the U.S. accounting for approximately 35% of the market (source: Printing Impressions 2008 Industry Outlook Report). We compete with many small operations that do not have the technological capabilities equivalent to MOD-PAC, lack the variety of print and finishing capabilities and are often geographically constrained to local customers.
Our success is dependent upon our competitive pricing, responsive customer support, creative graphics support, innovative print service capabilities and short lead-time delivery performance. We believe our investments in state-of-the-art technology and production processes will enable us to continue introducing new, enticing product designs and value added services. We focus on consistently providing flexible and responsive service for our customers, with just in time delivery.
Employees
MOD-PAC employed 363 employees as of December 31, 2009. We consider relations with our employees to be good.
Raw Materials and Components
Our principal raw materials are paperboard, paper and ink which are available from multiple sources. We purchase most of these raw materials from a limited number of strategic and preferred suppliers. The paper industry is cyclical and prices can fluctuate, and we have been somewhat impacted in recent years by increases in paper prices.
International Quality Standards
Our principal printing and packaging plant is ISO 9001:2008 registered for folding carton production. ISO 9001:2008 standards are an international consensus on effective management practices with the goal of ensuring that a company can consistently deliver its products and related services in a manner that meets or exceeds customer quality requirements. ISO 9001:2008 standards set forth the requirements that a company’s business and production systems must meet to achieve a high standard of quality. As an ISO 9001:2008-registered manufacturer, we can represent to our customers that we maintain high quality industry standards in the education of our employees and the design and manufacture of our products.
Environmental and Other Governmental Regulations
We are subject to various federal, state and local laws relating to the protection of the environment. We continually assess our obligations and compliance with respect to these requirements. We believe we are in material compliance with all existing applicable environmental laws and permits and our current expenditures will enable us to remain in material compliance. Because of the complexity and changing nature of environmental regulatory standards, it is possible situations will arise from time to time that require us to incur expenditures in order to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations or financial condition and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2010.

Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health. We believe we are in material compliance with these laws and regulations and do not believe future compliance with such laws and regulations will have a material adverse effect on our operating results or financial condition.
Significant Customer
MOD-PAC has a significant concentration of business with two major customers. Sales to Gilster Mary Lee accounted for 11.5% of sales in 2009, 6.5% of sales in 2008 and 3.7% of sales in 2007. Accounts receivable from this customer at December 31, 2009 and 2008 were $0.5 million and $0.3 million, respectively. Sales to Covidien accounted for 14.8% of sales in 2009, 11.9% of sales in 2008 and 9.9% of sales in 2007. Accounts receivable from this customer at December 31, 2009 and 2008 were $1.4 million and $1.0 million, respectively.
Information Regarding Industry Segments
MOD-PAC operates as one reporting segment. Our customer base is comprised of companies and individuals throughout the United States and North America and is diverse in both geographic and demographic terms. The format of the information used by our President and CEO is consistent with the reporting format used in our 2009 Form 10-K and other external information.
Available Information
We file financial information and other materials required by the SEC electronically with the SEC. These materials can be accessed electronically via the Internet at www.sec.gov. Such materials and other information about MOD-PAC are available through our website at www.modpac.com under the Investor Relations information section. Also, copies of our annual report will be made available, free of charge, upon written request to MOD-PAC CORP., Attn: Investor Relations, 1801 Elmwood Ave., Buffalo, NY 14207.

Item 1A.	RISK FACTORS
•	Significant increases in the cost of energy or raw materials could have a material adverse effect on our margins and income from operations. Increases in paper costs, which represent a significant portion of our raw material costs, and any decrease in availability of paper could adversely affect our business.
•	A significant amount of paperboard is scrapped as a result of normal operations. Virtually all paperboard waste is sold to third party recyclers. Changes in the recycled paperboard market may have an impact on our profitability.
•	We have been dependent on certain customers, the loss of which could have material adverse effects on product sales and, depending on the significance of the loss, our results of operations, financial condition or cash flow. Our two largest customers accounted for 26.3% of total revenues in 2009. Our ability to generate cash flows is dependent, in significant part, on our ability to re-establish growth in sales volume and maintain or increase selling prices that we realize for our products.
•	Our ability to successfully implement our business strategies, our efforts to expand our markets for print services and to realize anticipated savings is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.
•	The current economic environment and the reduced availability of credit may have decreased the financial stability of our major customers and suppliers. As a result, it may become more difficult for us to collect our accounts receivable and outsource products and services from our suppliers. If any of these conditions were to occur, our financial condition and results of operations would be adversely affected.
•	Certain cash balances with our bank may only be insured up to $250,000 by the FDIC, therefore any amounts in excess of this limit may be subject to risk.
•	We face intense competition, and if we are unable to compete successfully against other manufacturers of paperboard, custom folding cartons, stock packaging and personalized print, we could lose customers and our revenues may decline.
•	Our net sales and profitability could be affected by intense pricing pressures. If our facility is not as cost efficient as those of our competitors, or if our competitors otherwise choose to lower prices, we may lose customers, which could negatively impact our revenue, cash flows and financial condition.

•	Delays in our plans to improve manufacturing productivity and control costs of operations could negatively impact our margins.
•	Any prolonged disruption in production due to equipment failures, destruction of, or material damage to any of our facilities could have a material adverse effect on our net sales, margins and cash flows.
•	Work stoppages and other labor relations matters may make it substantially more difficult or expensive for us to manufacture and distribute our products, which could result in decreased sales or increased costs, either of which would negatively impact our financial condition and results of operations.
•	If we cannot protect our reputation due to product quality and liability issues, our business could be harmed.
•	We are dependent on key management personnel. We cannot be certain that we will be able to retain our executive officers and key personnel or attract additional qualified management in the future.
•	We are subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under such laws or regulations, could negatively impact our financial condition and results of operations.
•	We may unknowingly, or inadvertently violate the intellectual property rights of others as we innovate new ways to capture, aggregate, process and print orders from the internet which could result in the payment of damages or injunctions which could interfere with our business.
•	We may not be able to adequately protect and defend our intellectual property and proprietary rights, which could harm our future success and competitive position.
•	We have incurred operating losses over the past four years, and may not be profitable in 2010. In the event we are unable to increase sales and/or reduce costs, our operating losses are likely to continue.
•	Unfavorable or uncertain economic and market conditions, which can be caused by: outbreaks of hostilities or other geopolitical instability; declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation, interest rates, exchange rate volatility, default rates or the price of basic commodities; corporate, political or other scandals that reduce investor confidence in capital markets; natural disasters or pandemics; or a combination of these or other factors, may adversely affect our business and profitability.
•	New legislation, specifically the Employee Free Choice Act, may be passed which would increase the ability for unions to organize employees of non-unionized businesses such as MOD-PAC. This could have a negative impact on our relations with our employees.
•	An impairment of our fixed assets could negatively impact our financial condition. Although this write-off would be a non-cash charge, it could significantly reduce our earnings and net worth.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES
We maintain our corporate headquarters and conduct our operations at the following facilities:

		Square	Owned or
Location	Type of Facility	Footage	Leased
Buffalo, NY	Corporate headquarters; printing and manufacturing	335,000	Owned

Buffalo, N.Y.	Office and warehouse	203,000	Leased

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

Item 4.	(REMOVED AND RESERVED)
PART II

Item 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On March 14, 2003, MOD-PAC was spun-off from Astronics Corporation in a tax-free distribution to the shareholders of Astronics Corporation and became listed on the NASDAQ National Market under the symbol MPAC. Except for a special $7,000,000 dividend paid to Astronics Corporation on December 31, 2002, in connection with its spin-off from Astronics, we have not paid any cash dividends in the six-year period ended December 31, 2009. We have no plans to pay dividends as we plan to retain all cash from operations as a source of capital to finance growth in the business. As of February 5, 2010, there were 519 holders of record for our Common Stock and 468 holders of record for our Class B stock. We did not sell any unregistered securities in 2009.
Quarterly information for each quarterly period during 2009 and 2008 on the range of prices for our Common Stock appears in the following table:

	2009				2008
Quarter	Fourth	Third	Second	First	Fourth	Third	Second	First

High	$4.96	$3.48	$3.00	$2.70	$3.35	$4.65	$6.96	$8.11

Low	$2.37	$2.25	$1.45	$0.81	$1.00	$2.87	$3.25	$4.74
PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER

			(c) Total Number
			of Shares	(d) Maximum
	(a) Total		(or Units)	Number of Shares
	Number of	(b) Average	Purchased as Part	(or Units) that May
	Shares (or	Price Paid	of Publicly	Yet Be Purchased
	Units)	per Share	Announced Plans	Under the Plans or
Period	Purchased	(or Unit)	or Programs	Programs
October 4 — October 31, 2009	—	N/A	—	75,885
November 1 — November 28, 2009	—	N/A	—	75,885
November 29 — December 31, 2009	—	N/A	—	75,885

Total	—	N/A	—	75,885

CORPORATE PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return of (i) MOD-PAC CORP., (ii) the Nasdaq Non-Financial Stocks and (iii) the NASDAQ Composite — Total Returns for the period December 31, 2004 through December 31, 2009.
TOTAL RETURN DATA POINTS

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
MOD-PAC CORP.	100.00	88.09	86.22	58.70	18.57	34.56

NASDAQ Composite — Total Returns	100.00	102.12	112.73	124.73	74.87	108.83

NASDAQ Non-Financial	100.00	102.28	112.15	127.21	58.24	82.80
Source: Zacks Investment Research

Item 6.	SELECTED FINANCIAL DATA

(amounts in thousands, except for per share data)	2009	2008	2007	2006	2005

Performance:
Revenue (1)	$48,896	$48,898	$48,190	$46,559	$71,193

Cost of Products Sold	$41,518	$42,174	$43,725	$42,243	$42,960

Gross Margin	15.1%	13.8%	9.3%	9.3%	39.7%
Selling, General and Administrative Expenses	$7,549	$7,870	$9,850	$9,479	$10,476

Operating Margin	(4.0%)	(2.3%)	(11.2%)	(11.1%)	24.9%
Net (Loss) Income (2)	$(1,982)	$(895)	$(4,101)	$(3,431)	$11,028
Net Margin	(4.1%)	(1.8%)	(8.5%)	(7.4%)	15.5%
Basic (Loss) Earnings Per Share	$(0.58)	$(0.26)	$(1.19)	$(1.00)	$3.07
Weighted Average Shares Outstanding — Basic	3,430	3,434	3,450	3,442	3,593
Diluted (Loss) Earnings Per Share	$(0.58)	$(0.26)	$(1.19)	$(1.00)	$2.97
Weighted Average Shares Outstanding — Diluted	3,430	3,434	3,450	3,442	3,708
(Loss) Return on Average Assets	(6.4%)	(2.7%)	(11.4%)	(8.3%)	21.7%
(Loss) Return on Average Equity	(8.2%)	(3.5%)	(14.8%)	(11.0%)	38.8%

Year End Financial Position:
Total Assets	$29,201	$32,551	$32,794	$39,006	$43,724
Line of Credit	$—	$1,000	$400	$—	$—
Long Term Debt	$2,292	$2,413	$2,050	$1,931	$1,969
Shareholders’ Equity	$23,299	$25,012	$25,801	$29,661	$32,598
Book Value Per Share	$6.79	$7.29	$7.47	$8.60	$9.50

Other Data:
Depreciation and Amortization	$3,188	$3,737	$4,970	$5,011	$5,667
Capital Expenditures	$975	$1,993	$2,707	$1,028	$4,732
Shares Outstanding at year-end — Common	2,803	2,789	2,788	2,756	2,716
— Class B	628	641	667	693	717
Number of Registered Shareholders — Common	519	529	544	597	642
(as of February 5, 2010) — Class B	468	476	492	537	591

(1)	Includes $19,556 of revenue in 2005 related to the amortization of the VistaPrint contract buy-out fee.

(2)	Includes $1,772 expense for net write-down of impaired assets in 2009 and $319 expense for goodwill impairment in 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
In the 2009 second quarter, we made a strategic decision to rationalize our product lines and exit the specialty print and direct mail market, choosing to focus our resources on our growing custom folding carton line. As a result of the rationalization, we expect to realize significant improvement in operating performance as we had not realized the results that we had anticipated in the specialty print and direct mail market over the last four years. In addition, we expect that we can be more effective in sales and marketing in the custom folding carton market with a more focused approach. Our custom folding carton customers are generally in the healthcare, confectionary, food and food service, and automotive industries, including private label manufacturers. Our expertise in this market is our ability to run on-demand the specific quantities required by our customers as opposed to doing long runs and creating inventory and obsolescence challenges either for our customers or ourselves. As a result, we do not require minimum print orders and are more flexible than most printers in addressing our customers’ needs. This capability has served extremely well for our private label customers who may have several of the same carton requirements with varying print requirements for their customers.
We also plan to continue developing our stock packaging and personalized print product lines. Our stock packaging line serves primarily private confectionaries and, therefore is seasonal in nature and driven by the economy. During this current state of the economy, sales in stock packages have declined measurably. Our personalized print product line is focused on its store, catalog and web sales. Because we provide products such as personalized dinner and cocktail napkins, small boxes for sundries at events, and other celebration type items both for the retail and corporate markets, this product line is also heavily impacted by economic downturns. Nonetheless, we believe that in the stock packaging market, we are a leader with over 4,000 customers that we serve around the world. Also, in personalized print where we compete with much larger companies, we have developed a strong brand as Krepe-Kraft among event planners and wedding coordinators. Our website, www.partybasics.com, has had some success, and we also provide our products to third-party web-stores as well.
Revenue
2009 compared with 2008
For fiscal 2009, revenue was $48.9 million which was virtually unchanged from revenue in 2008.
The custom folding cartons product line had sales of $34.9 million in 2009, an increase of 13.7% from 2008, mainly attributable to sales to new customers and additional business with existing customers.
The stock packaging product line had sales of $9.0 million in 2009, down 7.4% from $9.7 million in 2008. The decline from the prior year was mainly due to weakness in general business conditions. This product line is sold primarily to retail confectioners who continue to be negatively affected by the current state of the economy.
The personalized print product line had sales of $3.0 million in 2009, down 22.4%, from $3.9 million in 2008. The decline from the prior year was mainly due to weakness in general business conditions.
The specialty print and direct mail product line had sales of $1.5 million in 2009, a decrease of 63.7%, from $4.2 million in 2008. In June 2009, the Company rationalized its product lines and exited the specialty print and direct mail market. There were no specialty print and direct mail sales in the third and fourth quarters of 2009.
2008 compared with 2007
For fiscal 2008, revenue was $48.9 million compared with $48.2 million in 2007, an increase of $0.7 million or 1.5%.
The custom folding cartons product line had sales of $30.6 million in 2008, an increase of 5.7% from 2007, mainly attributable to meaningful sales growth with one new large customer and additional sales to existing customers. This growth was partially offset by declines from customers that slowed spending due to the economic climate.
The stock packaging product line had sales of $9.7 million in 2008, down $1.2 million, or 11.0%, from $10.9 million in 2007. The decline from the prior year was mainly due to weakness in general business conditions. This product line is sold primarily to retail confectioners who were negatively affected by the state of the economy.

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
Cost of Products Sold
As a percentage of revenue, the cost of products sold were 84.9%, 86.2% and 90.7%, for the years 2009, 2008, and 2007, respectively.
The improvement of cost of products sold as a percent of revenue in 2009 compared with 2008 was mainly the result of decreases in labor costs, depreciation expense and supplies costs, offset partially by a decline in recycled paperboard sales due to market conditions and increased paperboard costs.
The improvement of cost of products sold as a percent of revenue in 2008 compared with 2007 was mainly the result of decreases in labor costs, repairs expense and depreciation expense offset partially by increases in paperboard cost and weaker product mix. The decreases in labor costs were primarily the result of workforce reductions that took place from the latter half of 2007 through the first half of 2008.
Selling, General and Administrative Costs
Selling, general and administrative (“SG&A”) costs were $7.5 million in 2009 compared with $7.9 million in 2008, and $9.9 million in 2007. As a percentage of total revenue, SG&A costs were 15.4%, 16.1%, and 20.4%, for the years 2009, 2008 and 2007 respectively.
The 4.1% decrease in SG&A costs in 2009 compared with 2008 was driven primarily by lower professional services and bad debt expense, offset partially by higher depreciation expense.
SG&A costs were 20.1% lower in 2008 compared with 2007. Included in 2007 SG&A was $0.4 million in costs associated with a workforce reduction and $0.2 million of accelerated depreciation related to the reduction in useful lives of certain software assets. Lower depreciation expense, employee related expenses and professional services expenses in 2008 were additional reasons for this decrease.
Net Write-Down of Impaired Assets
Included in operating expenses in 2009 was $1.8 million in net write-down of impaired assets. This net write-down was the result of the product line rationalization that took place in June 2009 and the sale of the Blasdell facility that took place in December 2009. The write-down of these assets was based upon an estimate of the net realizable value based on expected selling prices less costs to sell. As of December 31, 2009, $171 thousand of Specialty Print and Direct Mail equipment remaining to be sold are classified as Assets Held for Sale on the consolidated balance sheet.
There were no net write-downs of impaired assets that were included in operating expenses in 2008 and 2007.
Provision for Income Taxes
Our effective income tax rate was 5.6% in 2009, 29.7% in 2008, and 31.2% in 2007. We recorded income tax benefits in 2009, 2008 and 2007 due to our losses. The 2009 tax benefit was recorded at a rate lower than customary due to certain stock option charges which are a permanent, non-deductible, expense for income tax purposes and due to the recording of a full valuation allowance on our net deferred tax asset due to the uncertainly with respect to utilization in the future based on our trend of operating losses.
The 2008 tax benefit was recorded at a rate lower than customary due to certain stock option charges which are a permanent, non-deductible, expense for income tax purposes.
The 2007 tax benefit was recorded at a rate lower than customary due to our goodwill impairment charge and stock option charges which are permanent, non-deductible, expenses for income tax purposes.

Earnings Per Share
There was no effect on our number of outstanding shares used in our diluted earnings per share calculation for stock options that were dilutive at December 31, 2009, since we had a net loss. We did not buy back any shares in 2009, but repurchased 25,000 shares in 2008.
Liquidity and Capital Resources
Cash and cash equivalents were $3.8 million at December 31, 2009, an increase of $3.6 million from $0.2 million at December 31, 2008.
Capital expenditures for 2009 were $1.0 million compared with $2.0 million in 2008 and $2.7 million in 2007. The spending in 2009 was primarily focused on equipment and system improvements. Expenditures in 2008 were mainly for productivity and efficiency initiatives. Expenditures in 2007 were primarily for mailing services equipment, including the DDM — Digital Imaging, Data Processing and Mailing Services LC (“DDM”) asset purchase, along with additional investment in systems and building improvements. We anticipate approximately $1.2 million in capital spending for 2010.
During 2009 and 2008, we had access to a $5.0 million committed line of credit with a commercial bank. We had access to an $8.0 million committed line of credit with a commercial bank throughout most of 2007. As the fourth quarter of 2007 ended, it was determined that we would have violated our financial covenants at year end. Our commercial bank granted a waiver for the covenant violations. In addition, we executed an amendment to the credit agreement which lowered the amount available on the committed line of credit to $5.0 million, in order to reduce costs, and also to change the financial covenants for 2008 and 2009 to more favorable levels. The line is secured by certain assets of ours and the agreement expires in March 2010. The interest rate charged for borrowings under the terms of the facility provide for prime rate plus 50 basis points or LIBOR plus 150 basis points, at our option. There was no balance drawn on the line at December 31, 2009, a decrease of $1.0 million from the balance at December 31, 2008. An additional $0.2 million was in use through standby letters of credit. We were not in violation of our financial covenants at year end 2009 and 2008. The Company’s management is in negotiation to renew or replace the existing line of credit that is due to expire in March 2010. We separately financed the purchase of certain equipment in the first half of 2008 and the fourth quarter of 2007 in the amount of $0.6 million and $0.2 million, respectively. The total balance owed on these equipment loans was $0.5 million at December 31, 2009.
The decrease in the amount outstanding under the line of credit and the increase in cash and cash equivalents during 2009 was primarily the result of proceeds from the cash surrender value of officer’s life insurance policies, proceeds from the sale of specialty print and direct mail equipment, and proceeds from the sale of the Blasdell, NY facility.
In August of 2005, we received authorization from our Board to purchase 200,000 shares for its share repurchase program. In 2008, 25,000 shares were repurchased. There were no shares repurchased in 2009 and 2007. At December 31, 2009, our outstanding authorization for repurchase of shares is 75,885. The closing price of our stock as of December 31, 2009 was $4.41. At this price, the repurchase of 75,885 shares would require $335 thousand.
We believe cash and cash equivalents, which totaled $3.8 million at December 31, 2009, in combination with cash expected to be generated from our 2010 operations, can meet our obligations, other working capital requirements and capital expenditure needs in 2010.

Contractual Obligations

(in thousands)
Payments Due by Period	Total	2010	2011-2012	2013-2014	After 2014
Equipment Loans	$513	$146	$327	$40	$—
Other Loans	91	21	47	23	—
Capital Lease Obligation — Aggregate payments (1)	7,689	159	360	360	6,810
Capital Lease Obligation — Aggregate (Other)	96	38	55	3	—
Operating Leases	432	413	17	2	—
Purchase Commitments	490	490	—	—	—

Total	$9,311	$1,267	$806	$428	$6,810

(1)	Represents a forty-nine year lease beginning November 2003 for 203,000 square feet of office and warehouse buildings adjacent to the Company’s corporate printing and manufacturing property. Beginning in November 2022 and ending in October 2027, the Company has an option to purchase the property for $1.8 million and terminate the lease. If the purchase option is not exercised, the Company is obligated to make monthly payments of $15,000 through October 2052.
Off-Balance Sheet Arrangements
The only off-balance sheet arrangements we have are operating leases for equipment and two automobile leases. Rental expense under these leases was $490 thousand in 2009, $541 thousand in 2008, and $561 thousand in 2007.
Recently Issued Accounting Standards
Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles - Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.
In December 2007, the ASC Topic 805, “Business Combinations” (“ASC 805”) was issued. ASC 805 requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. ASC 805 also requires transaction costs related to the business combination to be expensed as incurred. ASC 805 applies prospectively to business combinations; the effective date for the Company is January 1, 2009. The impact of ASC 805 on future business combinations cannot currently be determined.
In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” to establish principles and requirements for subsequent events. The guidance sets forth the date after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The guidance also identifies the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the provisions of the guidance during the year ended December 31, 2009 and its impact on the Company’s disclosures was not significant.

Critical Accounting Policies
Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported. These estimates, assumptions and judgments are affected by management’s application of accounting policies, which are discussed in Note 2 of Item 8, Financial Statements and Supplementary Data of this report. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies have been reviewed with the audit committee of our board of directors.
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
Deferred Tax Asset and Liability Valuation Allowances
We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits not expected to be realized. In 2009 we recorded a $0.5 million full valuation allowance on our net federal deferred tax asset due to the uncertainty with respect to utilizing the deferred tax asset related to our tax loss carry-forward based on a history of operating losses. Investment tax credits are recognized on the flow through method. Specifically and with respect to deferred tax assets, we had gross deferred assets at December 31, 2009 of $4.6 million related to New York State tax credits. These credits are subject to certain statutory provisions, such as length of available carry-forward period and minimum tax, which reduces the probability of realization of the full value of such credits. Management estimates the amount of credits we are likely to realize in the future based on actual historical realization rates and the statutory carry-forward period. As a result of the analysis performed as of December 31, 2009, we do not expect to be able to utilize these credits and management adjusted the valuation allowance for these credits to $4.6 million.
Stock-Based Compensation
Stock-based compensation awards granted are valued at fair market value at the date of the grant and are charged to expense ratably over the requisite service period. Stock compensation expense is included in selling, general and administrative expenses. Stock compensation expense was $265 thousand, $256 thousand and $209 thousand in 2009, 2008 and 2007, respectively.

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
Risks due to fluctuations in interest rates are not material to us at December 31, 2009 because of minimal exposure to floating rate debt.
Since May of 2003, over 90% of our power needs are met through natural gas. We have investigated supply contracts of various lengths and currently have supply arrangements for fixed prices on approximately 60% of our estimated usage through October 2010. Historically, the price of natural gas has fluctuated widely. We monitor the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that we can take appropriate action if concerns about availability occur. We have investigated and tested a back-up power source in the form of a rented transportable diesel-powered generator.
We have no foreign operations, nor do we transact any business in foreign currencies. Accordingly, we have no foreign currency market risks.
The market risk that we were exposed to at December 31, 2008 was generally the same as described above.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited the accompanying consolidated balance sheets of MOD-PAC CORP. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MOD-PAC CORP. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Buffalo, New York
March 5, 2010

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEET

	December 31,
(in thousands)	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$3,780	$200
Accounts receivable	4,975	4,920
Allowance for doubtful accounts	(155)	(170)

Net accounts receivable	4,820	4,750
Inventories	4,258	4,313
Prepaid expenses	297	357

Total current assets	13,155	9,620

Property, plant and equipment, at cost:
Land	1,170	1,331
Buildings and equipment	12,389	14,536
Machinery and equipment	49,129	52,111
Construction in progress	990	729

	63,678	68,707
Less accumulated depreciation and amortization	(48,262)	(47,116)

Net property, plant and equipment	15,416	21,591
Assets held for sale	171	—
Other assets	459	1,340

Total assets	$29,201	$32,551

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEET (Continued)

	December 31,
(in thousands)	2009	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$202	$168
Account payable	2,567	3,222
Accrued expenses	803	581

Total current liabilities	3,572	3,971

Line of credit	—	1,000
Long-term debt	2,292	2,413
Other liabilities	38	37
Deferred income taxes	—	118

Total liabilities	5,902	7,539

Shareholders’ equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued 3,453,863 at December 31, 2009; 3,439,347 at December 31, 2008	35	34
Class B stock, $.01 par value, authorized 5,000,000 shares, issued 628,385 at December 31, 2009; 641,482 at December 31, 2008	6	7
Additional paid-in capital	2,654	2,385
Retained earnings	26,819	28,801

	29,514	31,227
Less treasury stock at cost: 650,698 shares at December 31, 2009 and 2008	(6,215)	(6,215)

Total shareholders’ equity	23,299	25,012

Total liabilities and shareholders’ equity	$29,201	$32,551

See accompanying notes to financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
(in thousands, except share data)	2009	2008	2007

Revenue:
Net sales	$48,353	$48,412	$47,670
Rental income	543	486	520

Total revenue	48,896	48,898	48,190

Costs and expenses:
Cost of products sold	41,518	42,174	43,725
Selling, general and administrative expenses	7,549	7,870	9,850
Net write-down of impaired assets	1,772	—	—

Loss from operations	(1,943)	(1,146)	(5,385)
Interest income	—	8	64
Interest expense	(245)	(274)	(248)
Other income (expense)	88	138	(389)

Loss before taxes	(2,100)	(1,274)	(5,958)
Income tax benefit	(118)	(379)	(1,857)

Net loss	$(1,982)	$(895)	$(4,101)

Loss per share:
Basic	$(0.58)	$(0.26)	$(1.19)

Diluted	$(0.58)	$(0.26)	$(1.19)
See accompanying notes to financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,982)	$(895)	$(4,101)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,188	3,737	4,970
Provision for doubtful accounts	20	108	61
Stock option compensation expense	265	256	209
Deferred income taxes	(118)	(381)	(1,867)
Net write-down of impaired assets	1,772	—	416
Loss (gain) on disposal of assets	15	(54)	59
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(90)	(602)	(313)
Inventories	55	(772)	(306)
Prepaid expenses	60	(98)	190
Other liabilities	1	(232)	238
Accounts payable	(655)	310	(961)
Refundable income taxes	—	—	625
Accrued expenses	222	(234)	(233)

Net cash provided by (used in) operating activities	2,753	1,143	(1,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	2,190	125	52
Decrease in temporary investments	—	—	1,000
Proceeds from the cash surrender value of officers’ life insurance policies	857	—	—
Change in other assets	(78)	(80)	(60)
Capital expenditures	(975)	(1,993)	(1,900)
Acquisition of DDM assets	—	—	(947)

Net cash provided by (used in) investing activities	1,994	(1,948)	(1,855)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt and capital leases	(171)	(118)	(38)
(Decrease) increase in line of credit	(1,000)	600	400
Proceeds from loan	—	580	168
Proceeds from issuance of stock	4	—	32
Purchase of treasury stock	—	(150)	—
Deferred financing fees	—	(5)	(40)

Net cash (used in) provided by financing activities	(1,167)	907	522

Net change in cash and cash equivalents	3,580	102	(2,346)
Cash and cash equivalents at beginning of year	200	98	2,444

Cash and cash equivalents at end of year	$3,780	$200	$98

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$245	$274	$248
Income tax refund, net	$—	$—	$(628)
See accompanying notes to financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Treasury
	Common Stock		Class B Stock		Stock
	Shares	Par	Shares	Par			Paid-In	Retained
(in thousands)	Issued	Value	Issued	Value	Shares	Cost	Capital	Earnings
Balance at December 31, 2006	3,381	$34	693	$7	625	$6,065	$1,888	$33,797
Net loss								(4,101)
Stock compensation expense	—	—	—	—	—	—	209
Stock option and employee stock purchase plan, including tax benefit of $2	7	—	—	—	—	—	32
Class B stock converted	26	—	(26)	—	—	—	—

Balance at December 31, 2007	3,414	$34	667	$7	625	$6,065	$2,129	$29,696
Net loss								(895)
Stock compensation expense	—	—	—	—	—	—	256
Class B stock converted	25	—	(25)	—	—	—	—
Treasury stock purchased	—	—	—	—	25	150	—

Balance at December 31, 2008	3,439	$34	642	$7	650	$6,215	$2,385	$28,801
Net loss								(1,982)
Stock compensation expense	—	—	—	—	—	—	265
Employee stock purchase plan	1	—	—	—	—	—	4
Class B stock converted	14	1	(14)	(1)	—	—	—

Balance at December 31, 2009	3,454	$35	628	$6	650	$6,215	$2,654	$26,819

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
2. Significant Accounting Policies
Revenue and Expense Recognition
The Company is a manufacturer and printer of folding cartons used primarily in the confectionary and consumer product markets. The Company also markets its print service capabilities to the personalized print market. Personalized printing includes items used for social occasions such as invitations, announcements and napkins. The vast majority of the Company’s sales are to customers in North America, although the Company also ships orders to destinations outside of North America on behalf of its North American customers. In June 2009, the Company rationalized its product lines and exited the specialty print and direct mail market.
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
Advertising costs are expensed when incurred and were $86 thousand in 2009, $152 thousand in 2008, and $210 thousand in 2007.
Loss per share
Loss per share computations are based upon the following table:

	Years Ended December 31,
(in thousands, except per share data)	2009	2008	2007
Net loss	$(1,982)	$(895)	$(4,101)
Basic and diluted loss per share weighted average shares	3,430	3,434	3,450

Basic and diluted loss per share	$(0.58)	$(0.26)	$(1.19)

There was no effect for stock options that were dilutive at December 31, 2009, 2008 and 2007 since the Company had a net loss in all years.
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

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
Machinery and equipment includes $67 thousand and $84 thousand of unamortized computer software costs at December 31, 2009 and 2008 respectively. The expense related to the amortization of capitalized computer software costs for the years ended December 31, 2009, 2008, and 2007 was $60 thousand, $73 thousand, and $629 thousand, respectively.
In December 2007, the estimated lives of certain software assets were changed. The effect was $0.2 million in additional amortization costs recognized in 2007.
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
Inventories
Inventories are stated at the lower of cost or market, with cost being determined in accordance with the first-in, first-out method. Costs included in inventory are the cost to purchase the raw material, the direct labor incurred on work in progress and finished goods, and an overhead factor based on other indirect manufacturing costs incurred. Inventories at December 31 were as follows:

(in thousands)	2009	2008
Finished goods	$2,788	$2,671
Work in progress	327	238
Raw material	1,143	1,404

Total inventory	$4,258	$4,313

Capital Stock
Class B Stock is identical to common stock, except Class B Stock has ten votes per share, and is automatically converted to common stock on a one-for-one basis when sold or transferred, and cannot receive dividends unless an equal or greater amount is declared on common stock. As of December 31, 2009, 1,259,214 shares of common stock have been reserved for issuance upon conversion of the Class B stock and for options granted under the employee and director stock option plans.
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
Based on this testing, the Company recognized $1.8 million and $0.1 million of net asset impairment charges in 2009 and 2007, respectively. In 2007, these impairment charges were recorded as a component of other expenses in the consolidated statements of operations. No asset impairment charges were recognized in 2008.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
Information Regarding Industry Segments
The Company operates as one reporting segment. The Company’s customer base is comprised of companies and individuals throughout the United States and North America and is diverse in both geographic and demographic terms. The format of the information used by the Company’s President and CEO is consistent with the reporting format used in the Company’s 2009 Form 10-K and other external information.
Goodwill
The Company’s goodwill was the result of the excess of purchase price over net assets acquired from an acquisition. The Company tested goodwill for impairment at least annually, during the fourth quarter, and whenever events occurred or circumstances changed that indicated there may be impairment. The process of evaluating the Company’s goodwill for impairment was subjective and required significant estimates. These estimates included judgments about future cash flows that were dependent on internal forecasts, long-term growth rates and estimates of the weighted average cost of capital used to discount projected cash flows. In December 2007, management concluded that the $319 thousand of goodwill was impaired based on the discounted projected cash flows. As a result, this asset was written-off to expense as a component of other expenses in the consolidated statements of operations. The Company had no goodwill as of December 31, 2009.
Recently Issued Accounting Standards
Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles - Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.
In December 2007, the ASC Topic 805, “Business Combinations” (“ASC 805”) was issued. ASC 805 requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. ASC 805 also requires transaction costs related to the business combination to be expensed as incurred. ASC 805 applies prospectively to business combinations; the effective date for the Company is January 1, 2009. The impact of ASC 805 on future business combinations cannot currently be determined.
In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” to establish principles and requirements for subsequent events. The guidance sets forth the date after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The guidance also identifies the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the provisions of the guidance during the year ended December 31, 2009 and its impact on the Company’s disclosures was not significant.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
3. Product Line Net Sales
Product line net sales are as follows:

	Years Ended December 31,
(in thousands)	2009	2008	2007
Folding cartons:
Custom folding cartons	$34,851	$30,647	$29,008
Stock packaging	8,953	9,672	10,865

Folding cartons sub-total	43,804	40,319	39,873

Print services:
Specialty print and direct mail	1,519	4,190	3,098
Personalized	3,030	3,903	4,699

Print services sub-total	4,549	8,093	7,797

Total	$48,353	$48,412	$47,670

In June 2009, the Company rationalized its product lines and exited the specialty print and direct mail market.
4. Selected Quarterly Financial Information (unaudited)

	2009				2008
(in thousands, except share data)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenue	$12,770	$12,587	$11,213	$12,326	$13,620	$12,637	$11,064	$11,577
Gross Profit	$2,985	$2,516	$457	$1,420	$2,120	$1,975	$1,283	$1,346
Adjustments to (write-down of) impaired assets	$36	$367	$(2,175)	$—	$—	$—	$—	$—
Net income (loss)	$1,263	$1,011	$(3,723)	$(533)	$129	$14	$(538)	$(500)

Earnings (loss) per share:
Basic	$0.37	$0.29	$(1.09)	$(0.16)	$0.04	$0.00	$(0.16)	$(0.15)
Diluted	$0.36	$0.29	$(1.09)	$(0.16)	$0.04	$0.00	$(0.16)	$(0.15)
5. Rationalization of Product Lines
During 2009, the Company rationalized its product lines in order to capitalize on its growing position in the custom folding cartons product line.
The following charges are associated with this rationalization process:

(in thousands)

Net write-down of impaired assets	$1,536
Workforce reduction costs (included in Selling, general and administrative expenses)	65
Other rationalization charges (included in Cost of products sold)	134

Total	$1,735

As of December 31, 2009, approximately $14 thousand of accrued liabilities associated with workforce reduction charges and contract settlement costs are recorded on the consolidated balance sheet. This amount is expected to be paid in 2010. The Company has not incurred any additional costs associated with this rationalization and does not expect to incur additional costs in the future.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
6. Assets Held for Sale
As a result of the Company’s rationalization of its product lines, management’s change of plans regarding its use of the Blasdell, NY facility and managements committed plan and related actions to sell those assets, the Company recognized asset impairment charges in the second quarter of 2009 of $2.2 million ($0.2 million for the Blasdell, NY facility and $2.0 million for Specialty Print and Direct Mail equipment) related to these assets based upon an estimate of the net realizable value based on expected selling prices less costs to sell.
Subsequent to the initial asset impairment charges, the Company sold the Blasdell, NY facility for net proceeds of $1.4 million and Specialty Print and Direct Mail equipment for net proceeds of $0.8 million, realizing a net gain of $0.4 million, resulting in a net write-down of impaired assets of $1.8 million for the year ended December 31, 2009.
As of December 31, 2009, $171 thousand of Specialty Print and Direct Mail equipment remaining to be sold are classified as Assets Held for Sale on the consolidated balance sheet.
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
7. Net Write-Down of Impaired Assets:
As a result of the Company’s rationalization of its product lines and management’s change of plans regarding its use of the Blasdell, NY facility, the Company recognized a net write-down of impaired assets during 2009 which was included in operating income as follows:

(in thousands)

Specialty print and direct mail equipment	$1,536
Blasdell, NY facility	236

Total net write-down of impaired assets	$1,772

In 2007, $416 thousand in net write-down of impaired assets were included in other expense. There were no net write-downs of impaired assets included in operating income in 2008 and 2007.
8. Income Taxes
The provision for income taxes consists of the following:

	Years Ended December 31,
(in thousands)	2009	2008	2007
Current:
US Federal	$—	$—	$—
State	—	2	10
Deferred	(118)	(381)	(1,867)

	$(118)	$(379)	$(1,857)

The effective tax rates differ from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2009	2008	2007
Statutory federal income tax rate	34.0%	34.0%	34.0%
Permanent differences, primarily nondeductible stock option expense in 2009, 2008 and 2007 and goodwill impairment charge in 2007	(3.4%)	(4.3%)	(2.9%)
Valuation allowance	(25.0%)	—	—
State income tax, net of federal income tax benefit	—	—	0.1%

	5.6%	29.7%	31.2%

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2009 and 2008 are as follows:

(in thousands)	2009	2008
Long-term deferred tax liability: Tax depreciation over financial statement depreciation	$(534)	$(1,448)

Long-term deferred asset: State investment tax credit carry forwards, net of federal tax	4,600	4,600
Long-term deferred asset: Tax loss carry-forward	635	950
Other — net	423	380

Total long-term deferred tax assets	5,658	5,930
Valuation allowance for deferred tax asset	(5,124)	(4,600)

Net long-term deferred tax asset	534	1,330

Net deferred tax liability	$—	$(118)

On December 31, 2009, the Company had various state tax credit carry forwards of $6.7 million ($6.7 million in 2008) including approximately $2.1 million of state investment tax credits expiring through 2022 and $4.6 million of other business credits.
The Company’s continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009, the Company had no amounts accrued related to uncertain tax positions. The tax loss carry forward will begin to expire in 2022.
9. Long-Term Debt
Long-term debt consists of the following:

(in thousands)	2009	2008
Capital lease obligations:
Building — due in 2022; bears interest at 10%; payable monthly	$1,800	$1,800
Equipment	90	20

	1,890	1,820
Less current maturities	(35)	(12)

Capital lease obligation — long-term	1,855	1,808

Loans:
Equipment loans	513	650
Other	91	111

	604	761
Less current maturities	(167)	(156)

Loans — long-term	437	605

Total long-term debt	$2,292	$2,413

In November of 2003, the Company entered into a lease transaction, which gave it control of the real estate complex adjoining its main production facility. This complex consists of approximately 13 acres and buildings totaling approximately 203,000 square feet. It is a capital lease for accounting and financial reporting purposes, meaning that the land and buildings are capitalized and the building is amortized, while the lease obligation is treated as the equivalent of a mortgage note. The lease term is forty-nine years with the option to buy the underlying real estate and terminate the lease in the twentieth year for $1.8 million. This purchase option in the twentieth year represents the principal balance of the obligation. Monthly lease payments total $155 thousand annually for the first seven years, and $180 thousand annually for the remainder of the lease. Lease payments are recorded as interest expense. The aggregate of the lease payments from inception over the lease term is $8.6 million. The carrying value of the underlying real estate, including improvements, was $3.7 million at December 31, 2009. Amortization of such assets is included with depreciation and amortization in the accompanying statement of cash flows. The Company has non-cancelable sub-leases for space in the complex that have scheduled rents as follows over the next three years: $408 thousand in 2010, $294 thousand in 2011 and $63 thousand in 2012.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
Equipment capital lease obligations are as follows: $35 thousand in 2010, $28 thousand in 2011, $24 thousand in 2012 and $3 thousand thereafter.
Equipment loans debt matures as follows: $146 thousand in 2010, $158 thousand in 2011, $169 thousand in 2012 and $40 thousand thereafter. The interest rates on the loans range from 7.1% to 7.6% and the terms of the loans range from 58 months to 60 months.
Other long-term debt matures as follows: $21 thousand in 2010, $23 thousand in 2011, $24 thousand in 2012 and $23 thousand thereafter.
10. Assets Under Capital Leases Included in Property, Plant and Equipment
Assets under capital leases included in property, plant and equipment are summarized as follows:

	Years Ended December 31,
(in thousands)	2009	2008
Land	$400	$400
Buildings	4,148	4,148
Equipment	89	25

	4,637	4,573
Less accumulated depreciation	(894)	(711)

Net assets under capital leases	$3,743	$3,862

11. Operating Leases
The Company leases several pieces of equipment and two automobiles under separate operating leases. Rental expense under these leases was $490 thousand in 2009, $541 thousand in 2008, and $561 thousand in 2007. Minimum future rental payments under non-cancelable lease obligations as of December 31, 2009 are: 2010, $413 thousand; 2011, $10 thousand; 2012, $7 thousand; 2013, $2 thousand and none thereafter.
12. Stock Option and Purchase Plans
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

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
The fair values of options granted under these Plans are calculated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair value at the grant date of options granted during 2009, 2008 and 2007 was $2.55, $1.15 and $3.12 respectively. The following table provides the range of assumptions used to value stock options granted during 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007
Expected volatility	76% – 82%	39% – 60%	38%
Risk-free rate	2.0% – 2.3%	1.5% – 2.9%	3.4%
Expected dividends	0%	0%	0%
Expected term (in years)	5.5 – 6.5	5.5 – 6.5	5.5 – 6.5
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
A summary of stock option activity for the years ended December 31, 2009, 2008 and 2007 follows:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
(aggregate intrinsic value in thousands)	Options	Price	Value
Outstanding at January 1, 2007	379,137	$9.43
Options granted	62,500	$7.36
Options forfeited	(28,560)	$9.80
Options exercised	(6,210)	$5.27

Outstanding at the end of year	406,867	$9.15	$149

Exercisable at December 31, 2007	277,623	$9.41	$130

Outstanding at January 1, 2008	406,867	$9.15
Options granted	145,000	$2.27
Options forfeited	(14,858)	$7.92

Outstanding at the end of year	537,009	$7.33	$67

Exercisable at December 31, 2008	340,799	$9.04	$—

Outstanding at January 1, 2009	537,009	$7.33
Options granted	115,000	$3.67
Options forfeited	(7,000)	$1.85
Options expired	(14,180)	$5.22

Outstanding at the end of year	630,829	$6.77	$398

Exercisable at December 31, 2009	472,689	$7.37	$308

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $4.41, $2.37 and $7.49 as of December 31, 2009, 2008 and 2007, respectively, which would have been received by the option holders had all options with an exercise price less than the market price been exercised as of that date. The intrinsic value of the options exercised is based on the Company’s closing stock price of common stock as of the date the option is exercised. The intrinsic value of options exercised was $18 thousand during 2007. There were no shares exercised in 2009 and 2008. The Company’s current policy is to issue additional new shares upon exercise of stock options.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
The fair value of options vested since December 31, 2008 is $0.1 million. At December 31, 2009, total compensation costs related to non-vested awards not yet recognized was $0.4 million which will be recognized over a weighted average period of 1.5 years.
The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2009:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Life in	Exercise		Life in	Exercise
Exercise Price Range	Shares	Years	Price	Shares	Years	Price
$1.68 to $5.62	292,659	8.5	$3.25	174,059	7.6	$2.97
$6.22 to $8.44	148,919	5.2	$7.72	127,019	4.8	$7.80
$10.00 to$11.73	132,474	6.1	$10.79	115,274	6.0	$10.80
$12.41 to$15.54	56,777	4.3	$13.01	56,337	4.3	$13.01

	630,829	6.8	$6.77	472,689	6.1	$7.37

MOD-PAC CORP. established the Employee Stock Purchase Plan to encourage its employees to invest in the Company. The plan provides employees that have been with the Company for at least a year the option to invest up to 20% of their cash compensation (up to an annual maximum of $20 thousand) in the Company’s common stock at a price equal to 85% of the fair market value of the Company’s common stock, determined each October 1. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle and all money withheld from the employee’s pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2009, employees have enrolled to purchase 99,586 shares at $2.15 per share on September 30, 2010. The fair value of options granted under the Employee Stock Purchase Plan was $1.03, $0.83 and $2.11 per option in 2009, 2008 and 2007, respectively, and is recorded as expense over the one year term of the options.
13. Profit Sharing/401(k) Plan
The Company has a Qualified Profit Sharing / 401(k) Plan (“the Plan”) for the benefit of its eligible full-time employees. Under the provisions of the Plan, the Company may make annual contributions to the Plan based on percentages of pre-tax income. In addition, employees may contribute a portion of their salary to the Plan, which is partially matched by the Company. The Plan may be amended or terminated at any time. Total charges to income for the Company plan were $87 thousand, $93 thousand, and $98 thousand in 2009, 2008, and 2007, respectively.
14. Concentrations Related to Production Assets, Employees and Power
Nearly all of the Company’s production assets and its employees are located in Western New York State. The Company believes that the supply of labor and the infrastructure to support the supply of materials and the shipment of product from its facilities is generally adequate.
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
The Company’s purchase commitment is $0.5 million in 2010 and none thereafter.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
15. Sales to Major Customers
The Company has a significant concentration of business with two major customers. Sales to Gilster Mary Lee accounted for 11.5% of sales in 2009, 6.5% of sales in 2008 and 3.7% of sales in 2007. Accounts receivable from this customer at December 31, 2009 and 2008 were $0.5 million and $0.3 million, respectively. Sales to Covidien accounted for 14.8% of sales in 2009, 11.9% of sales in 2008 and 9.9% of sales in 2007. Accounts receivable from this customer at December 31, 2009 and 2008 were $1.4 million and $1.0 million, respectively.
16. Line of Credit
The Company has access to a committed and secured line of credit with a commercial bank of $5.0 million. Interest on the line of credit is either LIBOR plus 150 basis points or the prime rate plus 50 basis points, at the Company’s option. This line of credit expires on March 8, 2010. The Company is currently in negotiation to renew or replace the existing line of credit. At December 31, 2009, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The amount of the line of credit that was unused and available to the Company at December 31, 2009 was $4.8 million.
17. DDM Acquisition:
Effective May 1, 2007, the Company acquired certain assets of DDM — Digital Imaging, Data Processing and Mailing Services LC (“DDM”) for a total purchase price of $850 thousand for the purpose of expanding the Company’s print service offerings and capabilities.
The purchase price, including acquisition related costs, was allocated as follows:

(in thousands)

Property, plant and equipment	$807
Intangible assets	140

Total	$947

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures:
We carried out an evaluation, under the supervision and with the participation of our Management, including the President/Chief Executive Officer and Chief Operating Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the President/Chief Executive Officer and Chief Operating Officer/Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our President/Chief Executive Officer and Chief Operating Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s report on Internal Control over Financial Reporting:
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the President/Chief Executive Officer and Chief Operating Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2009.
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

By:	/s/ Daniel G. Keane Daniel G. Keane, President and Chief	By:	/s/ David B. Lupp David B. Lupp, Chief Operating Officer and Chief
	Executive Officer		Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

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
Our executive officers, their ages, certain biographical information, their positions and offices with MOD-PAC, and the date each assumed their office with us is as follows as of March 5, 2010:
Daniel G. Keane — President and Chief Executive Officer — Age 44
Mr. Keane was first elected an officer of MOD-PAC in 1997. He has held the position of President since 1998. In 2003 he was appointed Chief Executive Officer. From 1993 to 1998 he served in various management capacities at MOD-PAC. Mr. Keane holds a Bachelor of Arts in Economics modified with Mathematics from Dartmouth College and a M.B.A. from Duke University.
David B. Lupp — Chief Operating Officer and Chief Financial Officer — Age 53
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
Daniel J. Geary — Vice President — Finance — Age 39
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
Philip C. Rechin — Vice President — Sales- Age 46
Mr. Rechin began his career at MOD-PAC in 1986 as the Finished Goods Supervisor. He has served as Vice President of Sales at MOD-PAC since 2000. In 2006, he was elected an officer of MOD-PAC. Mr. Rechin has a B.S. in Industrial Technology from Buffalo State College and is APICS certified.
Code of Ethics
The Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to its President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as well as all of our other directors, officers and employees. This Code of Business Conduct and Ethics is posted on the Investor Information section of our website at www.modpac.com. We will disclose any amendment to this Code of Business Conduct and Ethics or waiver of a provision of this Code of Business Conduct and Ethics, including the name of any person to whom the waiver was granted, on its website. We will provide a copy of our Code of Business Conduct and Ethics free of charge upon request.

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
(a) (1). Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2009 and 2008
Consolidated Statement of Operations for the years ended December 31, 2009, 2008, and 2007
Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2009, 2008, and 2007
Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008, and 2007
Notes to Financial Statements
(a) (2). Financial Statement Schedules
Schedule II Valuation and qualifying accounts
All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

SCHEDULE II
MOD-PAC CORP.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Balance at
		the	Charged to		Balance at
		Beginning	Costs and	Write-offs/	end of
Year	Description	of Period	Expense	Recoveries	Period

2009	Allowance for Doubtful Accounts	$170	$20	$(35)	$155
2008	Allowance for Doubtful Accounts	$76	$108	$(14)	$170
2007	Allowance for Doubtful Accounts	$74	$61	$(59)	$76

2009	Valuation allowance — Deferred Tax Assets	$4,600	$524	$—	$5,124
2008	Valuation allowance — Deferred Tax Assets	$4,338	$262	$—	$4,600
2007	Valuation allowance — Deferred Tax Assets	$4,060	$278	$—	$4,338

2009	Inventory Reserve Allowance	$137	$70	$(99)	$108
2008	Inventory Reserve Allowance	$124	$65	$(52)	$137
2007	Inventory Reserve Allowance	$123	$44	$(43)	$124

(a) 3. Exhibits

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation; incorporated by reference to exhibit 3.1 of the Registrant’s, Form 10/A Registration Statement Dated January 28, 2003.

	(b)	By-Laws, as amended; incorporated by reference to exhibit 3.2 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.1	*	MOD-PAC CORP. 2002 Stock Option Plan; incorporated by reference to exhibit 10.6 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.2	*	MOD-PAC CORP. 2002 Director Stock Option Plan; incorporated by reference to exhibit 10.8 the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.3	*	MOD-PAC CORP. Employee Stock Purchase Plan; incorporated by reference to exhibit 10.7 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.4	*	Employment Agreement with David B. Lupp; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated January 31, 2006.

10.5		Loan Agreement dated as of March 8, 2007 among MOD-PAC CORP. and KeyBank, National Association, as lender; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated March 9, 2007.

10.6	*	Indemnification Agreement dated March 7, 2007, between MOD-PAC CORP. and Philip C. Rechin; incorporated by reference to exhibit 10.2 of the Registrant’s Form 8-K dated March 9, 2007.

10.7	*	Indemnification Agreement dated March 7, 2007, between MOD-PAC CORP. and Larry N. Kessler; incorporated by reference to exhibit 10.3 of the Registrant’s Form 8-K dated March 9, 2007.

10.8	*	Separation Agreement Dated September 17, 2007 by and between the Registrant and Larry N. Kessler; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated September 26, 2007.

10.9	*
Form of Indemnification Agreement dated August 18, 2005, as executed by MOD-PAC CORP. and each of Daniel J. Geary, Daniel G. Keane, Kevin T. Keane, William G. Gisel, Jr., Robert J. McKenna and Howard Zemsky; incorporated by reference to exhibit 10.9 of the Registrant’s Form 10-K dated March 5, 2009.

10.10	*	Indemnification Agreement dated January 30, 2006, as executed by MOD-PAC CORP. and David B. Lupp; incorporated by reference to exhibit 10.10 of the Registrant’s Form 10-K dated March 5, 2009.

10.11
Amendment to the Loan Agreement referenced in exhibit 10.5 dated January 14, 2008 between MOD-PAC CORP. and KeyBank, National Association, as lender; incorporated by reference to exhibit 10.11 of the Registrant’s Form 10-K/A dated July 22, 2009.

10.12
Security Agreement to the Loan Agreement referenced in exhibit 10.5, between MOD-PAC CORP. and KeyBank, National Association, as lender; incorporated by reference to exhibit 10.12 of the Registrant’s Form 10-K/A dated July 22, 2009.

Exhibit No.	Description

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2010.

MOD-PAC CORP.

By:	/s/ Daniel G. Keane Daniel G. Keane, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel G. Keane Daniel G. Keane	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2010

/s/ David B. Lupp David B. Lupp	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 5, 2010

/s/ Daniel J. Geary Daniel J. Geary	Vice President of Finance (Principal Accounting Officer)	March 5, 2010

/s/ Kevin T. Keane Kevin T. Keane	Chairman of the Board of Directors	March 5, 2010

/s/ William G. Gisel, Jr. William G. Gisel Jr.	Director	March 5, 2010

/s/ Robert J. McKenna Robert J. McKenna	Director	March 5, 2010

/s/ Howard Zemsky Howard Zemsky	Director	March 5, 2010