Form 10-Q
period 2010-04-03
MOD PAC CORP
filed 2010-05-05
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: April 3, 2010
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
(716) 873-0640
(Registrant’s telephone number, including area code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each class of common stock as of April 3, 2010 was:

Common Stock, $0.01 par value	2,806,851 shares

Class B Common Stock, $0.01 par value	624,699 shares

MOD-PAC CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MOD-PAC CORP.
CONSOLIDATED BALANCE SHEET

	(Unaudited)
(dollars in thousands)	April 3, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$3,105	$3,780
Restricted cash	225	—

Accounts receivable	4,795	4,975
Allowance for doubtful accounts	(121)	(155)

Net accounts receivable	4,674	4,820
Inventories	4,090	4,258
Prepaid expenses	644	297

Total current assets	12,738	13,155

Property, plant and equipment, at cost:
Land	1,170	1,170
Buildings and equipment	12,406	12,389
Machinery and equipment	49,815	49,129
Construction in progress	278	990

	63,669	63,678
Less accumulated depreciation	(48,663)	(48,262)

Net property, plant and equipment	15,006	15,416
Assets held for sale	75	171
Other assets	460	459

Totals assets	$28,279	$29,201

Current liabilities:
Current maturities of long-term debt	$168	$202
Accounts payable	1,915	2,567
Accrued expenses	531	803

Total current liabilities	2,614	3,572

Long-term debt	2,176	2,292
Other liabilities	35	38

Total liabilities	4,825	5,902

Shareholders’ equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued 3,457,549 in 2010, 3,453,863 in 2009	35	35
Class B common stock, $.01 par value, authorized 5,000,000 shares, issued 624,699 in 2010, 628,385 in 2009	6	6
Additional paid-in capital	2,789	2,654
Retained earnings	26,839	26,819

	29,669	29,514
Less treasury stock at cost, 650,698 shares in 2010 and 2009	(6,215)	(6,215)

Total shareholders’ equity	23,454	23,299

Total liabilities and shareholders’ equity	$28,279	$29,201

See accompanying notes to financial statements

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

	(Unaudited)
	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009
Revenue:
Net sales	$11,884	$12,210
Rental income	132	116

Total revenue	12,016	12,326

Costs and expenses:
Cost of products sold	10,220	10,906
Selling, general and administrative expenses	1,777	1,999

Income (loss) from operations	19	(579)

Interest expense	(53)	(63)
Other income (expense)	64	(11)

Income (loss) before taxes	30	(653)
Income tax expense (benefit)	10	(120)

Net income (loss)	$20	$(533)

Income (loss) per share:
Basic	$0.01	$(0.16)

Diluted	$0.01	$(0.16)

See accompanying notes to financial statements

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

	(Unaudited)
	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009
Cash flows from operating activities:
Net income (loss)	$20	$(533)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	688	914
Provision for doubtful accounts	(26)	(5)
Stock option compensation expense	135	85
Deferred income taxes	—	(118)
(Gain) loss on disposal of assets	(38)	24
Cash flows from changes in operating assets and liabilities:
Accounts receivable	172	(108)
Inventories	168	(26)
Prepaid expenses	(347)	(190)
Other liabilities	(3)	1
Accounts payable	(652)	(680)
Accrued expenses	(272)	(80)

Net cash used in operating activities	(155)	(716)

Cash flows from investing activities:
Proceeds from the sale of assets	123	6
Change in other assets	(5)	(69)
Capital expenditures	(263)	(345)

Net cash used in investing activities	(145)	(408)

Cash flows from financing activities:
Principal payments on long-term debt	(150)	(41)
Increase in restricted cash	(225)	—
Increase in line of credit	—	1,100

Net cash (used in) provided by financing activities	(375)	1,059

Net decrease in cash and cash equivalents	(675)	(65)

Cash and cash equivalents at beginning of year	3,780	200

Cash and cash equivalents at end of period	$3,105	$135

See accompanying notes to financial statements

MOD-PAC CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 3, 2010
(unaudited)
1) Basis of Presentation
The Registrant, MOD-PAC CORP., is referred to in this Quarterly Report on Form 10-Q as “MOD-PAC”, “the Company” or in the nominative “we” or the possessive “our.”
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three-month period ended April 3, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted U.S. accounting principles for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in the Company’s 2009 annual report on Form 10-K.
Revenue is recognized on the accrual basis, which is at the time of shipment of goods or acceptance at the United States Postal Service.
2) Recent Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“Update”) 2010-09, “Subsequent Events (“Topic 855”) — Amendments to Certain Recognition and Disclosure Requirements.” Update 2010-09 removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. Update 2010-09 became effective for the Company for the fourth quarter of 2009. The adoption of the provisions of the Update did not have a material impact on the Company’s consolidated financial statements.
3) Product Line Net Sales
Product line net sales are as follows:

	Three months ended
(in thousands)	April 3, 2010	April 4, 2009
Folding cartons:
Custom folding catrons	$8,679	$8,491
Stock packaging	2,502	2,174

Folding cartons sub-total	11,181	10,665

Print services
Personalized	703	773
Specialty print and direct mail	—	772

Print services sub-total	703	1,545

Total	$11,884	$12,210

In the second quarter of 2009, the Company rationalized its product lines and exited the specialty print and direct mail business.

4) Income (Loss) Per Share
The following table sets forth the computation of income (loss) per share:

	Three months ended
(in thousands, except per share data)	April 3, 2010	April 4, 2009
Net income (loss)	$20	$(533)

Basic income (loss) per share weighted average shares	3,432	3,430
Net effect of diluted stock options	143	—

Diluted income (loss) per share weighted average shares	3,575	3,430

Basic income (loss) per share	$0.01	$(0.16)

Diluted income (loss) per share	$0.01	$(0.16)

There is no effect of dilutive stock options for the three months ended April 4, 2009 since the Company had a net loss in that period.
5) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method.
Inventories are as follows:

(in thousands)	April 3, 2010	December 31, 2009
Finished goods	$2,382	$2,788
Work in progress	294	327
Raw material	1,414	1,143

Total inventory	$4,090	$4,258

6) Income Taxes
The Company’s effective tax rate for the first quarter of 2010 was 33.3%. Tax expense for the three months ended April 3, 2010 related solely to federal and state minimum taxes. The effective tax rate for the first quarter of 2009 was 18.3%. This benefit was less than the statutory income tax rate, primarily as a result of the Company recording a valuation allowance related to its net operating loss carry-forward. The valuation allowance was recorded due to the uncertainty with respect to utilizing this deferred tax asset in the future associated with the net operating loss carry-forward based on the trend of operating losses.
The Company’s continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of April 3, 2010, the Company had no amounts accrued related to uncertain tax positions. The tax years 2007, 2008, and 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.
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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $4.12 and $1.08 for options granted during the three months ended April 3, 2010 and April 4, 2009, respectively. The following table provides the range of assumptions used to value stock options granted during the three months ended April 3, 2010 and April 4, 2009.

	Three Months Ended
	April 3, 2010	April 4, 2009
Expected volatility	82%	75%
Risk-free rate	2.5%	2.0%
Expected dividends	0%	0%
Expected term (in years)	5.5	5.5
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
A summary of the Company’s stock option activity and related information for the three months ended April 3, 2010 is as follows:

		Weighted	Aggregate
		Average	Intrinsic
(aggregate intrinsic value in thousands)	Options	Exercise Price	Value
Outstanding at January 1, 2010	630,829	$6.77	$398
Options granted	20,000	6.03
Options forfeited	(1,114)	6.76
Options expired	(17,049)	6.22

Outstanding at April 3, 2010	632,666	$6.76	$895

Exercisable at April 3, 2010	457,966	$7.45	$570

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $6.25 as of April 3, 2010, which would have been received by the option holders had all option holders with an exercise price less than the market price been exercised as of that date. The intrinsic value of options exercised is based on the Company’s closing stock price of common stock as of the date the option is exercised. There were no options exercised in the first three months of 2010. The Company’s current policy is to issue additional new shares upon exercise of stock options.
The fair value of options vested since December 31, 2009 is $20 thousand. At April 3, 2010, total compensation costs related to non-vested awards not yet recognized was $386 thousand which will be recognized over a weighted average period of 2.1 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of April 3, 2010:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Life in	Exercise		Life in	Exercise
Exercise Price Range	Shares	Years	Price	Shares	Years	Price
$1.68 to $5.62	292,045	8.2	$3.25	173,445	7.4	$2.97
$6.03 to $8.44	151,370	6.2	$7.66	109,470	5.3	$8.02
$10.00 to $11.73	132,474	5.8	$10.79	118,274	5.7	$10.83
$12.41 to $15.54	56,777	4.0	$13.01	56,777	4.0	$13.01

	632,666	6.9	$6.76	457,966	6.0	$7.45

8) Capital Structure
The Company’s Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first three months of 2010, 3,686 shares of Class B stock were converted to Common stock.
9) Information Regarding Industry Segments
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
10) Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of the Company’s accounts receivable and accounts payable approximate fair value due to the short-term nature of the instruments. The recorded amounts for long-term debt approximate fair value based on current market rates of similar instruments.
11) Long-Term Debt
Long-term debt includes the following:

(in thousands)	April 3, 2010	December 31, 2009
Capital lease obligations:
Building — due in 2023; bears interest at 10%; payable monthly	$1,800	$1,800
Equipment	79	90

	1,879	1,890
Less estimated current maturities	(31)	(35)

Capital lease obligations — long-term	1,848	1,855

Loans:
Equipment loans	379	513
Other	86	91

	465	604
Less estimated current maturities	(137)	(167)

Loans — long-term	328	437

Total long-term debt	$2,176	$2,292

12) Assets Under Capital Leases Included in Property, Plant and Equipment
Assets under capital leases included in property, plant and equipment are summarized as follows:

(in thousands)	April 3, 2010	December 31, 2009
Land	$400	$400
Building	4,148	4,148
Equipment	89	89

	4,637	4,637
Less accumulated depreciation	(946)	(894)

Net assets under capital leases	$3,691	$3,743

13) Long-Lived Assets
Long-lived assets, including acquired identifiable intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. That assessment is based on the carrying amount of the asset or asset group at the date tested. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value which is based upon estimated future discounted cash flows.
Based on this testing, no asset impairment charges were recognized in the first quarter of 2010 or 2009.
14) Rationalization of Product Lines
In the second quarter of 2009, the Company rationalized its product lines in order to capitalize on its growing position in the custom folding cartons product line. The Company recorded charges of approximately $1.7 million related to this rationalization in the consolidated statements of operations in 2009.
The Company has not incurred any additional costs associated with this rationalization in the first quarter of 2010 and does not expect to incur additional costs in the future. As of April 3, 2010, no accrued liabilities associated with this rationalization are recorded on the consolidated balance sheet.
15) Assets Held for Sale
As a result of the Company’s rationalization of its product lines in the second quarter of 2009, the Company has presented $75 thousand in Specialty Print and Direct Mail equipment as assets as held for sale as of April 3, 2010. The presentation of assets held for sale is based on management’s committed plan and related actions to sell these assets.
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
16) Restricted Cash
At April 3, 2010, the Company had $225 thousand restricted as collateral for a standby letter of credit. This collateral requirement was previously satisfied through the Company’s line of credit agreement which expired during the first quarter of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
In the first quarter of 2010, we continue to focus our resources on our growing custom folding carton line. We expect that we can be more effective in sales and marketing in this product line with a more concentrated approach. Our custom folding carton customers are generally in the healthcare, confectionary, food and food service, and automotive industries, including private label manufacturers. Our expertise in this market is our ability to run, on-demand, the specific quantities required by our customers as opposed to doing long runs and creating inventory and obsolescence challenges either for our customers or ourselves. As a result, we do not require minimum print orders and are more flexible than most printers in addressing our customers’ needs. This capability has served extremely well for our private label customers who may have several of the same carton requirements with varying print requirements for their customers. In the second quarter of 2009, we made a strategic decision to rationalize our product lines and exit the commercial print market. As a result of the rationalization, we expect to realize significant improvement in operating performance as we had not realized the results that we had anticipated in the commercial print market over the last four years.
We also plan to continue developing our stock packaging and personalized print product lines. Our stock packaging line serves primarily private confectionaries and, therefore is seasonal in nature and driven by the economy. Nonetheless, we believe that we are a leader in this market with over 4,000 customers that we serve around the world.
Our personalized print product line is focused on its store, catalog and web sales. Because we provide products such as personalized dinner and cocktail napkins, small boxes for sundries at events, and other celebration type items both for the retail and corporate markets, this product line is heavily impacted by economic downturns. In personalized print where we compete with much larger companies, we have developed a strong brand as Krepe-Kraft among event planners and wedding coordinators. Our website, www.partybasics.com, has had some success, and we also provide our products to third-party webstores as well.
REVENUE
For the first quarter of 2010 total revenue was $12.0 million compared with $12.3 million in 2009, a decrease of 2.5%. The custom folding carton product line sales were $8.7 million compared with $8.5 million in the first quarter of 2009. The increase was mainly due to substantial new business with one large existing customer and increased waste sales due to improved market conditions, offset partially by decreased business with several existing customers. Sales of the Company’s stock packaging product line were $2.5 million compared with $2.2 million in the first quarter of 2009, up 15.1% primarily due to improved market conditions. Personalized print sales for the first quarter of 2010 were $0.7 million compared with $0.8 million in 2009, a decrease of 9.1%, mainly due to weakness in general business conditions. There were no specialty print and direct mail sales in the first quarter of 2010 due to the product line rationalization that took place at the end of the second quarter of 2009. Specialty print and direct mail sales were $0.8 million in the first quarter of 2009.
EXPENSES AND MARGINS
Gross margin was 14.9% for the first quarter of 2010, an improvement from 11.5% in the first quarter of 2009. The first quarter 2010 gross margin was positively affected by decreases in labor costs, utilities costs and depreciation expense as well as higher waste sales due to an improvement in the recycled paper board market.
Selling, general, and administrative costs decreased 11.1% to $1.8 million in the first quarter of 2010 from $2.0 million during the same period in the prior year. This decrease was driven primarily by lower labor costs and professional service costs.
TAXES
The Company’s effective tax rate for the first quarter of 2010 was 33.3%. Tax expense for the three months ended April 3, 2010 related solely to federal and state minimum taxes. The effective tax rate for the first quarter of 2009 was 18.3%. This benefit was less than the statutory income tax rate, primarily as a result of the Company recording a valuation allowance related to its net operating loss carry-forward. The valuation allowance was recorded due to the uncertainty with respect to utilizing this deferred tax asset in the future associated with the net operating loss carry-forward based on the trend of operating losses. This impacted net loss unfavorably by $0.1 million in the first quarter of 2009. Excluding this adjustment, the effective tax rate would have been 32.3%, which is consistent with our expectations.

NET INCOME/LOSS AND INCOME/LOSS PER SHARE
The net income for the first quarter of 2010 was $20 thousand, compared with a net loss of $0.5 million in the first quarter of 2009. The net income/loss was due to the fluctuations discussed above. Diluted income per share was $0.01 in the first quarter of 2010 and a loss of $0.16 in the first quarter of 2009.
LIQUIDITY
Cash and cash equivalents at April 3, 2010 decreased to $3.1 million from the $3.8 million balance at December 31, 2009.
The decrease in cash and cash equivalents during the first three months of 2010 was primarily the result of capital expenditures, pay-down of an equipment loan, increase in restricted cash and working capital requirements, partially offset by proceeds from the sale of equipment.
Accounts payable declined $0.7 million during the first three months of 2010 primarily due to the timing of payments.
Prepaid expenses increased $0.3 million during the first three months of 2010, primarily due to the timing of payments.
Capital expenditures driven primarily by productivity improvement and upgrade investments, for the first three months of 2010 and 2009 were $0.3 million. Depreciation and amortization for the first three months of 2010 was $0.7 million compared with $0.9 million in the same period last year.
There were no shares repurchased by the Company during the first three months of 2010. The Company has authorization to repurchase 75,885 shares at April 3, 2010. The closing price of the Company’s stock at April 3, 2010 was $6.25. At this price, the repurchase of 75,885 shares would require $474 thousand.
At April 3, 2010, the Company had $0.2 million in cash restricted as collateral for a standby letter of credit.
The Company had access to a $5.0 million line of credit with a commercial bank that expired during the first quarter of 2010. The Company’s management has a commitment to secure a new line of credit agreement.
The Company believes that cash and cash equivalents, which totaled $3.1 million at April 3, 2010, in combination with cash expected to be generated from operations, will be adequate for the Company to meet its obligations, other working capital requirements and capital expenditure needs for the balance of 2010.
COMMITMENTS
The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, or of any long-term commitments that would have a material adverse affect on its financial condition.
MARKET RISK
There has been no significant change in market risks since December 31, 2009.
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
Risks due to fluctuation in interest rates are not material to the Company at April 3, 2010 because of our limited exposure to floating rate debt.
Since May of 2003, over 90% of the Company’s power needs are met through natural gas. The Company has investigated supply contracts of various lengths and currently it has supply arrangements for fixed prices on approximately 60% of its estimated usage through October 2010 and 50% of its estimated usage from November 2010 through October 2011. Historically, the price of natural gas has fluctuated widely. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur. The Company has investigated and tested a back-up power source in the form of a rented transportable diesel-powered generator.
We have no foreign operations, nor do we transact any business in foreign currencies. Accordingly, we have no foreign currency market risks.

The market risk that the Company was exposed to at December 31, 2009 was generally the same as described above.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies in the current year from those disclosed in our 2009 Form 10-K.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the word “anticipate,” “believe,” “expect,” “estimate,” “project,” and similar expressions are generally intended to identify forward-looking statements. Any forward looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in MOD-PAC’s communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product and market channel expansions, capacity utilization and expansion, and repurchase of capital stock, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties, and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:
•	Overall economic and business conditions;

•	The demand for MOD-PAC’s goods and services;

•	Customer acceptance of the products and services MOD-PAC provides;

•	Competitive factors in print and print services and folding cartons industries;

•	Changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	Fluctuation in costs of natural gas supplies in Western New York State;

•	The internal and external costs of compliance with laws and regulations such as Section 404 of the Sarbanes-Oxley Act of 2002; and

•	Litigation against the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk in Item 2, above.
Item 4. Controls and Procedures
(a.)	Evaluation of Disclosure Controls and Procedures:

The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a — 15(e) and 15(d) — 15(e) of the Securities Exchange Act of 1934, as of April 3, 2010. Based on that evaluation, the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2010.

(b.)	Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum
Number (or
			(c) Total	Approximate
			Number of	Dollar Value)
			Shares (or	of Shares (or
			Units)	Units) that May
	(a) Total		Purchased as	Yet Be
	Number of	b) Average	Part of Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share	Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs
January 1 – January 30, 2010	—	N/A	—	75,885
January 31 – February 27, 2010	—	N/A	—	75,885
February 28 – April 3, 2010	—	N/A	—	75,885

Total	—	N/A	—	75,885

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. (Removed and Reserved)
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

MOD-PAC CORP,

(Registrant)

Date: May 5, 2010

/s/ David B. Lupp

David B. Lupp
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)