Form 10-Q
period 2010-07-03
MOD PAC CORP
filed 2010-08-05
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: July 3, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each class of common stock as of April 3, 2010 was:

Common Stock, $0.01 par value	2,808,130 shares

Class B Common Stock, $0.01 par value	623,420 shares

MOD-PAC CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MOD-PAC CORP.
CONSOLIDATED BALANCE SHEET

	(Unaudited)
(dollars in thousands)	July 3, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$2,873	$3,780

Accounts receivable	5,122	4,975
Allowance for doubtful accounts	(106)	(155)

Net accounts receivable	5,016	4,820
Inventories	4,248	4,258
Prepaid expenses	618	297

Total current assets	12,755	13,155

Property, plant and equipment, at cost:
Land	1,170	1,170
Buildings and equipment	12,406	12,389
Machinery and equipment	49,891	49,129
Construction in progress	902	990

	64,369	63,678
Less accumulated depreciation	(49,348)	(48,262)

Net property, plant and equipment	15,021	15,416
Assets held for sale	63	171
Other assets	477	459

Totals assets	$28,316	$29,201

Current liabilities:
Current maturities of long-term debt	$109	$202
Accounts payable	1,929	2,567
Accrued expenses	591	803

Total current liabilities	2,629	3,572

Long-term debt	2,014	2,292
Other liabilities	26	38

Total liabilities	4,669	5,902

Shareholders’ equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued 3,458,828 in 2010, 3,453,863 in 2009	35	35
Class B common stock, $.01 par value, authorized 5,000,000 shares, issued 623,420 in 2010, 628,385 in 2009	6	6
Additional paid-in capital	2,936	2,654
Retained earnings	26,885	26,819

	29,862	29,514
Less treasury stock at cost, 650,698 shares in 2010 and 2009	(6,215)	(6,215)

Total shareholders’ equity	23,647	23,299

Total liabilities and shareholders’ equity	$28,316	$29,201

See accompanying notes to financial statements

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

	(Unaudited)
	Six Months Ended		Three Months Ended
	July 3,	July 4,	July 3,	July 4,
(in thousands, except per share data)	2010	2009	2010	2009
Revenue:
Net sales	$23,268	$23,281	$11,384	$11,071
Rental income	269	258	137	142

Total revenue	23,537	23,539	11,521	11,213

Costs and expenses:
Cost of products sold	19,768	21,663	9,547	10,756
Selling, general and administrative expenses	3,657	3,958	1,880	1,960
Write-down of impaired assets	—	2,175	—	2,175

Income (loss) from operations	112	(4,257)	94	(3,678)

Interest expense	(104)	(130)	(52)	(67)
Other income	72	11	8	22

Income (loss) before taxes	80	(4,376)	50	(3,723)
Income tax expense (benefit)	14	(120)	4	—

Net income (loss)	$66	$(4,256)	$46	$(3,723)

Income (loss) per share:
Basic	$0.02	$(1.24)	$0.01	$(1.09)

Diluted	$0.02	$(1.24)	$0.01	$(1.09)

See accompanying notes to financial statements

MOD-PAC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

	(Unaudited)
	Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009
Cash flows from operating activities:
Net income (loss)	$66	$(4,256)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,374	1,869
Provision for doubtful accounts	(34)	39
Stock option compensation expense	282	169
Deferred income taxes	—	(118)
Write-down of impaired assets	—	2,175
(Gain) loss on disposal of assets	(33)	24
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(162)	63
Inventories	10	120
Prepaid expenses	(321)	(164)
Other liabilities	(12)	15
Accounts payable	(638)	(417)
Accrued expenses	(212)	(1)

Net cash provided by (used in) operating activities	320	(482)

Cash flows from investing activities:
Proceeds from the sale of assets	131	6
Change in other assets	(5)	(74)
Capital expenditures	(965)	(702)

Net cash used in investing activities	(839)	(770)

Cash flows from financing activities:
Principal payments on long-term debt	(371)	(82)
Deferred financing fees	(17)	—
Increase in line of credit	—	1,300

Net cash (used in) provided by financing activities	(388)	1,218

Net decrease in cash and cash equivalents	(907)	(34)

Cash and cash equivalents at beginning of year	3,780	200

Cash and cash equivalents at end of period	$2,873	$166

See accompanying notes to financial statements

MOD-PAC CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JULY 3, 2010
(unaudited)
1) Basis of Presentation
The Registrant, MOD-PAC CORP., is referred to in this Quarterly Report on Form 10-Q as “MOD-PAC”, “the Company” or in the nominative “we” or the possessive “our.”
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six-month period ended July 3, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
3) Product Line Net Sales
Product line net sales are as follows:

	Six months ended		Three months ended
	July 3,	July 4,	July 3,	July 4,
(in thousands)	2010	2009	2010	2009
Folding cartons:
Custom folding catrons	$17,715	$16,480	$9,036	$7,989
Stock packaging	3,994	3,649	1,492	1,475

Folding cartons sub-total	21,709	20,129	10,528	9,464

Print services
Personalized	1,559	1,633	856	860
Specialty print and direct mail	—	1,519	—	747

Print services sub-total	1,559	3,152	856	1,607

Total	$23,268	$23,281	$11,384	$11,071

In the second quarter of 2009, the Company rationalized its product lines and exited the specialty print and direct mail business.

4) Income (Loss) Per Share
The following table sets forth the computation of income (loss) per share:

	Six months ended		Three months ended
	July 3,	July 4,	July 3,	July 4,
(in thousands, except per share data)	2010	2009	2010	2009
Net income (loss)	$66	$(4,256)	$46	$(3,723)

Basic income (loss) per share weighted average shares	3,432	3,430	3,432	3,430
Net effect of diluted stock options	143	—	143	—

Diluted income (loss) per share weighted average shares	3,575	3,430	3,575	3,430

Basic income (loss) per share	$0.02	$(1.24)	$0.01	$(1.09)

Diluted income (loss) per share	$0.02	$(1.24)	$0.01	$(1.09)

5) Inventories
Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method.
Inventories are as follows:

(in thousands)	July 3, 2010	December 31, 2009
Finished goods	$2,182	$2,788
Work in progress	272	327
Raw material	1,794	1,143

Total inventory	$4,248	$4,258

6) Income Taxes
The Company’s effective tax rate for the second quarter and first six months of 2010 was 8.0% and 17.3%, respectively. Tax expense for the second quarter and first six months of 2010 related solely to federal and state minimum taxes as a result of utilization of available net operating loss carry-forwards for which a valuation allowance was recorded. The effective tax rate for the second quarter and first six months of 2009 was 0% and 2.8%, respectively. This benefit was less than the statutory income tax rate, primarily as a result of the Company recording a valuation allowance related to its net operating loss carry-forward. The valuation allowance was recorded due to the uncertainty with respect to utilizing this deferred tax asset in the future associated with the net operating loss carry-forward based on the trend of operating losses.
The Company’s continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of July 3, 2010, the Company had no amounts accrued related to uncertain tax positions. The tax years 2007, 2008, and 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.
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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $4.12 and $1.08 for options granted during the six months ended July 3, 2010 and July 4, 2009, respectively. The following table provides the range of assumptions used to value stock options granted during the six months ended July 3, 2010 and July 4, 2009.

	Three Months Ended
	July 3, 2010	July 4, 2009
Expected volatility	82%	75%
Risk-free rate	2.5%	2.0%
Expected dividends	0%	0%
Expected term (in years)	5.5	5.5
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
A summary of the Company’s stock option activity and related information for the six months ended July 3, 2010 is as follows:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
(aggregate intrinsic value in thousands)	Options	Price	Value
Outstanding at January 1, 2010	630,829	$6.77	$398
Options granted	20,000	6.03
Options forfeited	(1,114)	6.76
Options expired	(17,049)	6.22

Outstanding at July 3, 2010	632,666	$6.76	$382

Exercisable at July 3, 2010	509,566	$7.16	$299

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $4.33 as of July 3, 2010, which would have been received by the option holders had all option holders with an exercise price less than the market price been exercised as of that date. The intrinsic value of options exercised is based on the Company’s closing stock price of common stock as of the date the option is exercised. There were no options exercised in the first six months of 2010. The Company’s current policy is to issue additional new shares upon exercise of stock options.
The fair value of options vested since December 31, 2009 is $27 thousand. At July 3, 2010, total compensation costs related to non-vested awards not yet recognized was $239 thousand which will be recognized over a weighted average period of 2.5 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of July 3, 2010:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Exercise Price		Life in	Exercise		Life in	Exercise
Range	Shares	Years	Price	Shares	Years	Price
$1.68 to $5.62	292,045	8.0	$3.25	223,445	7.7	$3.28
$6.03 to $8.44	151,370	6.0	$7.66	109,470	5.0	$8.02
$10.00 to $11.73	132,474	5.6	$10.79	119,874	5.5	$10.82
$12.41 to $15.54	56,777	3.8	$13.01	56,777	3.8	$13.01

	632,666	6.6	$6.76	509,566	6.1	$7.16

8) Capital Structure
The Company’s Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first six months of 2010, 4,965 shares of Class B stock were converted to Common stock.
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
11) Long-Term Debt
Long-term debt includes the following:

(in thousands)	July 3, 2010	December 31, 2009
Capital lease obligations:
Building — due in 2023; bears interest at 10%; payable monthly	$1,800	$1,800
Equipment	71	90

	1,871	1,890
Less estimated current maturities	(29)	(35)

Capital lease obligations — long-term	1,842	1,855

Loans:
Equipment loans	171	513
Other	81	91

	252	604
Less estimated current maturities	(80)	(167)

Loans — long-term	172	437

Total long-term debt	$2,014	$2,292

12) Assets Under Capital Leases Included in Property, Plant and Equipment
Assets under capital leases included in property, plant and equipment are summarized as follows:

(in thousands)	July 3, 2010	December 31, 2009
Land	$400	$400
Building	4,148	4,148
Equipment	89	89

	4,637	4,637
Less accumulated depreciation	(998)	(894)

Net assets under capital leases	$3,639	$3,743

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
Based on this testing, no asset impairment charges were recognized in the first six months of 2010. The Company recognized asset impairment charges in the second quarter of 2009 of $2.2 million.
14) Rationalization of Product Lines
In the second quarter of 2009, the Company rationalized its product lines in order to capitalize on its growing position in the custom folding cartons product line. The Company recorded charges of approximately $2.1 million related to this rationalization in the consolidated statements of operations in June 2009.
The Company has not incurred any additional costs associated with this rationalization in the first six months of 2010 and does not expect to incur additional costs in the future. As of July 3, 2010, no accrued liabilities associated with this rationalization are recorded on the consolidated balance sheet.
15) Assets Held for Sale
As a result of the Company’s rationalization of its product lines in the second quarter of 2009, the Company has presented $63 thousand in specialty print and direct mail equipment as assets as held for sale as of July 3, 2010. The presentation of assets held for sale is based on management’s committed plan and related actions to sell these assets.
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

16) Write-down of Impaired Assets
As a result of the Company’s rationalization of its product lines and management’s change of plans regarding the use of its Blasdell, NY facility, the Company recognized a write-down of impaired assets during the second quarter of 2009 which was included in operating income as follows:

(in thousands)

Specialty print and direct mail assets/equipment	$1,933
Blasdell, NY facility	242

Total write-down of impaired assets	$2,175

There were no write-downs of impaired assets included in operating income in the first six months of 2010.
17) Line of Credit
The Company has access to a $3.0 million line of credit with a commercial bank which expires June 9, 2013. Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%. At July 3, 2010, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The amount of the line of credit that was unused and available to the Company at July 3, 2010 was $2.8 million.

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
OVERVIEW
In the first six months of 2010, we continue to focus our resources on our growing custom folding carton line. We expect that we can be more effective in sales and marketing in this product line with a more concentrated approach. Our custom folding carton customers are generally in the healthcare, confectionary, food and food service, and automotive industries, including private label manufacturers. Our expertise in this market is our ability to run, on-demand, the specific quantities required by our customers as opposed to doing long runs and creating inventory and obsolescence challenges either for our customers or ourselves. As a result, we do not require minimum print orders and are more flexible than most printers in addressing our customers’ needs. This capability has served extremely well for our private label customers who may have several of the same carton requirements with varying print requirements for their customers. In the second quarter of 2009, we made a strategic decision to rationalize our product lines and exit the commercial print market. As a result of the rationalization, we have begun to and expect to continue to realize significant improvement in operating performance as we had not realized the results that we had anticipated in the commercial print market.
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
REVENUE
For the second quarter of 2010, total revenue was $11.5 million compared with $11.2 million in 2009, an increase of 2.7%. The custom folding carton product line sales were $9.0 million compared with $8.0 million in the second quarter of 2009. The 13.1% increase was mainly due to substantial new business with a large existing customer, and increased waste sales due to improved market conditions, offset partially by decreased business with several existing customers. Sales of the Company’s stock packaging product line were $1.5 million in second quarter of 2010, up slightly from the second quarter of 2009. Personalized print sales for the second quarter of 2010 were $0.9 million, relatively unchanged from the same period in 2009. There were no specialty print and direct mail sales in the second quarter of 2010 due to the product line rationalization that took place at the end of the second quarter of 2009. Specialty print and direct mail sales were $0.7 million in the second quarter of 2009.
For the first six months of 2010, total revenue was $23.5 million, virtually unchanged from the first six months of 2009. The custom folding cartons product line sales were $17.7 million compared with $16.5 million in 2009. The increase of 7.5% was mainly due to substantial new business with a large existing customer and increased waste sales due to improved market conditions. Sales of the Company’s stock packaging product line were $4.0 million, compared with $3.6 million in the prior year, an increase of 9.5% mainly due to improved general business conditions. Personalized print sales for the first six months of 2010 were $1.6 million, a decrease of 4.5% compared to the in the same period of 2009, primarily due to continued soft market conditions. There were no specialty print and direct mail sales in the first six months of 2010 due to the product line rationalization that took place at the end of the second quarter of 2009. Specialty print and direct mail sales were $1.5 million in the first six months of 2009.
EXPENSES AND MARGINS
Gross margin was 17.1% for the second quarter of 2010, an improvement from 4.1% in the second quarter of 2009. The second quarter 2010 gross margin was positively affected by decreases in material costs, labor costs, repairs and maintenance costs, utilities costs, and depreciation expense as well as higher waste sales due to an improvement in the recycled paper board market. Included in the second quarter of 2009 cost of sales, was $134 thousand in expenses related to the Company’s rationalization of the specialty print and direct mail product lines in the second quarter of 2009.

Selling, general, and administrative (“SG&A”) costs decreased 4.1% to $1.9 million in the second quarter of 2010 from $2.0 million during the same period in the prior year. This improvement was driven primarily by lower labor costs, offset partially by increased professional service costs and stock option expense. Included in the second quarter of 2009 SG&A, was $65 thousand in workforce reduction costs that were the result of the Company’s rationalization of the specialty print and direct mail product lines in the second quarter of 2009. Also included in prior year operating expense was $2.2 million that was associated with the write-down of impaired assets in the second quarter of 2009. This impairment resulted from the Company’s rationalization of the specialty print and direct mail product line in the second quarter of 2009 and the write-down of its Blasdell, NY facility to fair market value based on expected selling prices net of costs to sell.
Gross margin was 16.0% for the first six months of 2010, compared to 8.0% for the same period of 2009. The improvement from the prior year is mainly due to decreases in material costs, labor costs, repairs and maintenance costs, utilities costs and depreciation expense. Included in the second quarter of 2009 cost of sales, was $134 thousand in expenses related to the Company’s rationalization of the specialty print and direct mail product lines in the second quarter of 2009.
SG&A costs decreased 7.6% to $3.7 million in the first six months of 2010 from $4.0 million during the same period in the prior year. This decrease was driven primarily by lower labor costs, slightly offset by higher stock option expense. Included in the first six months of 2009 SG&A, was $65 thousand in workforce reduction costs that were the result of the Company’s rationalization of the specialty print and direct mail product lines in the second quarter of 2009. Also included in prior year operating expense was $2.2 million that was associated with the write-down of impaired assets in the second quarter of 2009. This impairment resulted from the Company’s rationalization of the specialty print and direct mail product line in the second quarter of 2009 and the write-down of its Blasdell, NY facility to fair market value based on expected selling prices net of costs to sell.
TAXES
The Company’s effective tax rate for the second quarter and first six months of 2010 was 8.0% and 17.3%, respectively. Tax expense for the second quarter and first six months of 2010 related solely to federal and state minimum taxes as a result of utilization of available net operating loss carry-forwards for which a valuation allowance was recorded. The effective tax rate for the second quarter and first six months of 2009 was 0% and 2.8%, respectively. This benefit was less than the statutory income tax rate, primarily as a result of the Company recording a valuation allowance related to its net operating loss carry-forward. The valuation allowance was recorded due to the uncertainty with respect to utilizing this deferred tax asset in the future associated with the net operating loss carry-forward based on the trend of operating losses.
NET INCOME/LOSS AND INCOME/LOSS PER SHARE
The net income for the second quarter of 2010 was $46 thousand, compared with a net loss of $3.7 million in the second quarter of 2009. The net income/loss was due to the fluctuations discussed above. Diluted income per share was $0.01 in the second quarter of 2010 and a loss of $1.09 in the second quarter of 2009.
The net income for the first six months of 2010 was $66 thousand or $0.02 per diluted share, compared with a net loss of $4.3 million, or $1.24 per diluted share, in the first six months of 2009. This net income/loss was due to the fluctuations discussed above.
LIQUIDITY
Cash and cash equivalents at July 3, 2010 decreased to $2.9 million from the $3.8 million balance at December 31, 2009.
The decrease in cash and cash equivalents during the first six months of 2010 was primarily the result of capital expenditures, pay-down of two equipment loans and working capital requirements, partially offset by proceeds from the sale of equipment and cash generated from operations.
Accounts payable declined $0.6 million during the first six months of 2010 primarily due to the timing of payments.
Prepaid expenses increased $0.3 million during the first six months of 2010 primarily due to the timing of payments.
Capital expenditures, driven primarily by productivity improvements and system related investments, for the first six months of 2010 were $1.0 million compared with $0.7 million in the first six months of 2009. Depreciation and amortization for the first six months of 2010 was $1.4 million compared with $1.9 million in the same period last year.

There were no shares repurchased by the Company during the first six months of 2010. The Company has authorization to repurchase 75,885 shares at July 3, 2010. The closing price of the Company’s stock at July 3, 2010 was $4.33. At this price, the repurchase of 75,885 shares would require $329 thousand.
The Company has access to a $3.0 million line of credit with a commercial bank which expires June 9, 2013. Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%. At July 3, 2010, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at the end of the second quarter of 2010. The amount of the line of credit that was unused and available to the Company at July 3, 2010 was $2.8 million.
The Company believes that cash and cash equivalents, which totaled $2.9 million at July 3, 2010, in combination with cash expected to be generated from operations and the line of credit, will be adequate for the Company to meet its obligations, working capital requirements and capital expenditure needs for the balance of 2010.
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
Risks due to fluctuation in interest rates are not material to the Company at July 3, 2010 because of our limited exposure to floating rate debt.
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

The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a - 15(e) and 15(d) — 15(e) of the Securities Exchange Act of 1934, as of July 3, 2010. Based on that evaluation, the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2010.

(b.)	Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the first six months of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A.	Risk Factors
There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum
Number (or
			(c) Total	Approximate
			Number of	Dollar Value)
			Shares (or	of Shares (or
			Units)	Units) that May
	(a) Total		Purchased as	Yet Be
	Number of		Part of Publicly	Purchased
	Shares (or	b) Average	Announced	Under the
	Units)	Price Paid per	Plans or	Plans or
Period	Purchased	Share (or Unit)	Programs	Programs
April 4 — May 1, 2010	—	N/A	—	75,885
May 2 — May 29, 2010	—	N/A	—	75,885
May 30 — July 3, 2010	—	N/A	—	75,885

Total	—	N/A	—	75,885

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit 31.1	Section 302 Certification — President and Chief Executive Officer

Exhibit 31.2	Section 302 Certification — Chief Operating Officer and Chief Financial Officer

Exhibit 32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOD-PAC CORP. (Registrant)

Date: August 5, 2010

/s/ David B. Lupp David B. Lupp
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)