Form 10-Q
period 2010-10-02
MOD PAC CORP
filed 2010-11-04
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: October 2, 2010
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number:  0-50063
MOD-PAC CORP.
(Exact Name of Registrant as Specified in its Charter)

New York	16-0957153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 Elmwood Avenue, Buffalo, New York	14207
(Address of principal executive office)	(Zip Code)

(716) 873-0640
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]     No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [    ]     No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]     No [ X ]

The number of shares outstanding of each class of common stock as of October 2, 2010 was:

Common Stock, $0.01 par value	2,757,724 shares

Class B Common Stock, $0.01 par value	619,856 shares

MOD-PAC CORP.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

			Page
PART I.		FINANCIAL INFORMATION

	Item 1.	Consolidated Balance Sheets
		October 2, 2010 and December 31, 2009	3

		Consolidated Statements of Operations
		Nine and Three Months Ended October 2, 2010 and
		October 3, 2009	4

		Consolidated Statements of Cash Flows
		Nine Months Ended October 2, 2010 and
		October 3, 2009	5

		Notes to Consolidated Financial
		Statements	6-11

	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operation	12-15

	Item 3.	Quantitative and Qualitative Disclosures about
		Market Risk	15

	Item 4.	Controls and Procedures	15

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	16

	Item 1A.	Risk Factors	16

	Item 2.	Unregistered Sales of Equity Securities	16

	Item 3.	Defaults Upon Senior Securities	16

	Item 4.	(Removed and Reserved)	16

	Item 5.	Other Information	16

	Item 6.	Exhibits	16

SIGNATURES			17

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
	(Unaudited)
	October 2, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$2,237	$3,780

Accounts receivable	5,833	4,975
Allowance for doubtful accounts	(108)	(155)
Net accounts receivable	5,725	4,820
Inventories	5,367	4,258
Prepaid expenses	527	297
Total current assets	13,856	13,155

Property, plant and equipment, at cost:
Land	1,170	1,170
Buildings and equipment	12,406	12,389
Machinery and equipment	48,235	49,129
Construction in progress	193	990
	62,004	63,678
Less accumulated depreciation	(47,409)	(48,262)
Net property, plant and equipment	14,595	15,416
Assets held for sale	63	171
Other assets	479	459
Total assets	$28,993	$29,201

Current liabilities:
Current maturities of long-term debt	$108	$202
Accounts payable	1,614	2,567
Accrued expenses	779	803
Total current liabilities	2,501	3,572

Long-term debt	1,986	2,292
Other liabilities	25	38
Total liabilities	4,512	5,902

Shareholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares,
issued 3,462,392 in 2010, 3,453,863 in 2009	35	35
Class B common stock, $.01 par value, authorized 5,000,000
shares, issued 619,856 in 2010, 628,385 in 2009	6	6
Additional paid-in capital	3,002	2,654
Retained earnings	27,885	26,819
	30,928	29,514
Less treasury stock at cost, 704,668 shares in 2010 and
650,698 in 2009	(6,447)	(6,215)
Total shareholders' equity	24,481	23,299

Total liabilities and shareholders' equity	$28,993	$29,201

See accompanying notes to financial statements

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
	(Unaudited)
	Nine Months Ended		Three Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Revenue:
Net sales	$35,535	$35,727	$12,267	$12,446
Rental income	382	399	113	141
Total revenue	35,917	36,126	12,380	12,587

Costs and expenses:
Cost of products sold	29,405	31,732	9,638	10,071
Selling, general and administrative expenses	5,362	5,799	1,705	1,841
Net write-down (write-up) of impaired assets	-	1,808	-	(367)
Income (loss) from operations	1,150	(3,213)	1,037	1,042

Interest expense	(148)	(194)	(44)	(64)
Other income	83	43	11	33
Income (loss) before taxes	1,085	(3,364)	1,004	1,011
Income tax expense (benefit)	19	(118)	4	-
Net income (loss)	$1,066	$(3,246)	$1,000	$1,011

Income (loss) per share:
Basic	$0.31	$(0.95)	$0.29	$0.29

Diluted	$0.30	$(0.95)	$0.28	$0.29

See accompanying notes to financial statements

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	(Unaudited)
	Nine Months Ended
	October 2, 2010	October 3, 2009
Cash flows from operating activities:
Net income (loss)	$1,066	$(3,246)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,079	2,531
Provision for doubtful accounts	(29)	45
Stock option compensation expense	347	210
Deferred income taxes	-	(118)
Net write-down of impaired assets	-	1,808
(Gain) loss on disposal of assets	(34)	24
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(875)	(752)
Inventories	(1,109)	195
Prepaid expenses	(230)	(49)
Other liabilities	(13)	15
Accounts payable	(952)	(320)
Accrued expenses	(24)	148

Net cash provided by operating activities	226	491

Cash flows from investing activities:
Proceeds from the sale of assets	131	212
Proceeds from the cash surrender value of officers' life insurance	-	857
Purchase of other assets	(5)	(78)
Capital expenditures	(1,242)	(841)

Net cash (used in) provided by investing activities	(1,116)	150

Cash flows from financing activities:
Principal payments on long-term debt	(400)	(126)
Deferred financing fees	(21)	-
Purchase of treasury stock	(232)	-
Decrease in line of credit	-	(400)

Net cash used in financing activities	(653)	(526)

Net (decrease) increase in cash and cash equivalents	(1,543)	115

Cash and cash equivalents at beginning of year	3,780	200

Cash and cash equivalents at end of period	$2,237	$315

See accompanying notes to financial statements

MOD-PAC CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED OCTOBER 2, 2010

(unaudited)

1)      Basis of Presentation

The Registrant, MOD-PAC CORP., is referred to in this Quarterly Report on Form 10-Q as “MOD-PAC”, "the Company" or in the nominative “we” or the possessive “our.”

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine-month period ended October 2, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted U.S. accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2009 annual report on Form 10-K.

Revenue is recognized on the accrual basis, which is at the time of shipment of goods or acceptance at the United States Postal Service.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements.

2)      Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("Update") 2010-09, "Subsequent Events ("Topic 855") - Amendments to Certain Recognition and Disclosure Requirements."  Update 2010-09 removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  However, the disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued.  Update 2010-09 became effective for the Company for the fourth quarter of 2009.  The adoption of the provisions of the Update did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued guidance as Accounting Standards Updated (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). This guidance requires new disclosures only, has not impacted on the Company’s Consolidated Financial Statements.

3)      Product Line Net Sales

Product line net sales are as follows:

(in thousands)
	Nine months ended		Three months ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Folding cartons:
Custom folding catrons	$26,966	$25,888	$9,251	$9,408
Stock packaging	6,253	5,888	2,259	2,239
Folding cartons sub-total	33,219	31,776	11,510	11,647

Print services
Personalized	2,316	2,432	757	799
Specialty print and direct mail	-	1,519	-	-
Print services sub-total	2,316	3,951	757	799

Total	$35,535	$35,727	$12,267	$12,446

In the second quarter of 2009, the Company rationalized its product lines and exited the specialty print and direct mail business.

4)      Income (Loss) Per Share

The following table sets forth the computation of income (loss) per share:

(in thousands, except per share data)
	Nine months ended		Three months ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net income (loss)	$1,066	$(3,246)	$1,000	$1,011

Basic weighted average shares	3,424	3,430	3,410	3,430
Net effect of diluted stock options	135	-	119	40
Diluted weighted average shares	3,559	3,430	3,529	3,470

Basic income (loss) per share	$0.31	$(0.95)	$0.29	$0.29

Diluted income (loss) per share	$0.30	$(0.95)	$0.28	$0.29

For the three and nine months ended October 2, 2010 and three months ended October 3, 2009, respectively, approximately 396 thousand, 396 thousand and 464 thousand of common shares potentially issuable from the exercise of stock options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period. For the nine months ended October 3, 2009, approximately 616 thousand of common shares potentially issuable from the exercise of stock options were excluded because the impact of all potentially dilutive securities outstanding was anti-dilutive as the Company was in a net loss position.

5)      Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method.

Inventories are as follows:

(in thousands)
	October 2, 2010	December 31, 2009
Finished goods	$3,074	$2,788
Work in progress	311	327
Raw material	1,982	1,143
Total inventory	$5,367	$4,258

6)      Income Taxes

The Company’s effective tax rate for the third quarter and first nine months of 2010 was 0.4% and 1.8%, respectively.  Tax expense for the third quarter and first nine months of 2010 related to federal and state minimum taxes as a result of utilization of available net operating loss carry-forwards for which a valuation allowance was primarily recorded. The effective tax rate for the third quarter and first nine months of 2009 was 0% and 3.3%, respectively.  These rates were less than the statutory income tax rate, primarily as a result of the Company recording a valuation allowance related to its net operating loss carry-forward.  The valuation allowance was recorded due to the uncertainty with respect to utilizing this deferred tax asset in the future associated with the net operating loss carry-forward based on the trend of operating losses.

The Company's continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 2, 2010, the Company had no amounts accrued related to uncertain tax positions. The tax years 2007, 2008, and 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted average fair value of the options was $4.12 and $1.08 for options granted during the nine months ended October 2, 2010 and October 3, 2009, respectively.  The following table provides the range of assumptions used to value stock options granted during the nine months ended October 2, 2010 and October 3, 2009.

	Nine Months Ended
	October 2, 2010	October 3, 2009
Expected volatility	82%	75%
Risk-free rate	2.5%	2.0%
Expected dividends	0%	0%
Expected term (in years)	5.5	5.5

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

A summary of the Company’s stock option activity and related information for the nine months ended October 2, 2010 is as follows:

(aggregate intrinsic value in thousands)
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2010	630,829	$6.77	$398
Options granted	20,000	6.03
Options forfeited	(1,114)	6.76
Options expired	(17,049)	6.22
Outstanding at October 2, 2010	632,666	$6.76	$535

Exercisable at October 2, 2010	529,566	$6.88	$408

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $4.99 as of October 2, 2010, which would have been received by the option holders had all option holders with an exercise price less than the market price been exercised as of that date.  The intrinsic value of options exercised is based on the Company’s closing stock price of common stock as of the date the option is exercised.  There were no options exercised in the first nine months of 2010.  The Company’s current policy is to issue additional new shares upon exercise of stock options.

The fair value of options vested since December 31, 2009 is $110 thousand.  At October 2, 2010, total compensation costs related to non-vested awards not yet recognized was $173 thousand which will be recognized over a weighted average period of 2.8 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of October 2, 2010:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.68 to $5.62	292,045	7.7	$3.25	223,445	7.4	$3.28
$6.03 to $8.44	151,370	5.7	$7.66	129,470	4.0	$6.78
$10.00 to $11.73	132,474	5.3	$10.79	119,874	5.3	$10.82
$12.41 to $15.54	56,777	3.5	$13.01	56,777	3.5	$13.01
	632,666	6.4	$6.76	529,566	5.7	$6.89

8)      Capital Structure

The Company's Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first nine months of 2010, 8,529 shares of Class B stock were converted to Common stock.

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

11)    Long-Term Debt

Long-term debt includes the following:

(in thousands)
	October 2, 2010	December 31, 2009
Capital lease obligations:
Building - due in 2023; bears interest at 10%; payable monthly	$1,800	$1,800
Equipment	61	90
	1,861	1,890
Less estimated current maturities	(27)	(35)
Capital lease obligations - long-term	1,834	1,855

Loans:
Equipment loans	157	513
Other	76	91
	233	604
Less estimated current maturities	(81)	(167)
Loans - long-term	152	437

Total long-term debt	$1,986	$2,292

12)    Assets Under Capital Leases Included in Property, Plant and Equipment

Assets under capital leases included in property, plant and equipment are summarized as follows:

(in thousands)
	October 2, 2010	December 31, 2009
Land	$400	$400
Building	4,148	4,148
Equipment	89	89
	4,637	4,637
Less accumulated depreciation	(1,051)	(894)

Net assets under capital leases	$3,586	$3,743

13)    Reclassifications

Certain amounts from prior periods were reclassified to conform to our current period presentation.  These reclassifications had no effect on the Company’s financial condition or results of operation.

14)    Long-Lived Assets

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

As a result of the Company’s rationalization of its product lines in the second quarter of 2009 (discussed in Note 15), the Company classified $63 thousand in specialty print and direct mail equipment as assets as held for sale as of October 2, 2010.  The Company recognized net fair value adjustments of $1.8 million in the first nine months of 2009 related to the rationalization of its product lines and management’s change of plan regarding the use of its Blasdell, NY facility.  These adjustments are included in operating income as follows:

(in thousands)

Specialty print and direct mail assets/equipment	$1,566
Blasdell, NY facility	242
Total write-down of impaired assets	$1,808

There were no write-downs of impaired assets included in operating income in the first nine months of 2010.

Assets held for sale are measured at fair value on a nonrecurring basis.  The reported fair value of these assets is considered to be level three within the fair value hierarchy as established by ASC 820 "Fair Value Measurements".  Level three is defined as inputs for which significant valuation assumptions are unobservable in a market and therefore value is based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require.  The level 3 inputs were primarily based on exit price information we received from third parties to purchase the equipment and facility.

15)    Rationalization of Product Lines

In the second quarter of 2009, the Company rationalized its product lines in order to capitalize on its growing position in the custom folding cartons product line.  The Company recorded net charges of approximately $1.8 million related to this rationalization in the first nine months of 2009.

The Company has not incurred any additional costs associated with this rationalization in the first nine months of 2010 and does not expect to incur additional costs in the future.  As of October 2, 2010, no accrued liabilities associated with this rationalization are recorded on the consolidated balance sheet.

16)    Line of Credit

The Company has access to a $3.0 million line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At October 2, 2010, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The amount of the line of credit that was unused and available to the Company at October 2, 2010 was $2.8 million.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the word "anticipate," "believe," "expect," "estimate," "project," and similar expressions are generally intended to identify forward-looking statements. Any forward looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in MOD-PAC's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product and market channel expansions, capacity utilization and expansion, and repurchase of capital stock, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties, and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

●  Overall economic and business conditions;
●  The demand for MOD-PAC's goods and services;
●  Customer acceptance of the products and services MOD-PAC provides;
●  Competitive factors in print and print services and folding cartons industries;
●  Changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);
●  Fluctuation in costs of natural gas supplies in Western New York State;
●  The internal and external costs of compliance with laws and regulations such as Section 404 of the Sarbanes-Oxley Act of 2002; and
●  Litigation against the Company.

OVERVIEW

In the first nine months of 2010, we continued to focus our resources on our growing custom folding carton line.  We expect that we can be more effective in sales and marketing in this product line with a more concentrated approach. Our custom folding carton customers are generally in the healthcare, confectionary, food and food service, and automotive industries, including private label manufacturers.  Our expertise in this market is our ability to run, on-demand, the specific quantities required by our customers as opposed to doing long runs and creating inventory and obsolescence challenges either for our customers or ourselves.  As a result, we do not require minimum print orders and are more flexible than most printers in addressing our customers’ needs.  This capability has served extremely well for our private label customers who may have several of the same carton requirements with varying print requirements for their customers.  In the second quarter of 2009, we made a strategic decision to rationalize our product lines and exit the commercial print market.  As a result of the rationalization, we have begun to and expect to continue to realize significant improvement in operating performance as we had not realized the results that we had anticipated in the commercial print market.

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

REVENUE

For the third quarter of 2010, total revenue was $12.4 million compared with $12.6 million in 2009, a decrease of 1.6%.  The custom folding carton product line sales were $9.3 million compared with $9.4 million in the third quarter of 2009.  The 1.7% decrease was mainly due to decreased business from several existing customers offset partially by increased business from several large existing customers and increased waste sales due to improved market conditions. Sales of the Company’s stock packaging product line were $2.3 million in third quarter of 2010, up slightly compared to $2.2 million in the third quarter of 2009. Personalized print sales for the third quarter of 2010 were $0.8 million, down 5.1% from the third quarter of 2009 due to continued soft market conditions.

For the first nine months of 2010, total revenue was $35.9 million, compared to $36.1 million in the first nine months of 2009, a decrease of 0.6%.  The custom folding cartons product line sales were $27.0 million compared with $25.9 million in 2009. The increase of 4.2% was mainly due to increased business from several large existing customers and increased waste sales due to improved market conditions, offset partially by decreased business from several large existing customers.   Sales of the Company’s stock packaging product line were $6.3 million, compared with $5.9 million in the prior year, an increase of 6.2% mainly due to improved general business conditions.  Personalized print sales for the first nine months of 2010 were $2.3 million, a decrease of 4.8% compared to the in the same period of 2009, primarily due to continued soft market conditions. There were no specialty print and direct mail sales in the first nine months of 2010 and the fourth quarter of 2009 due to the product line rationalization that took place at the end of the second quarter of 2009. Specialty print and direct mail sales were $1.5 million in the first six months of 2009.  There were no specialty print and direct mail sales in the third quarter of 2009.

EXPENSES AND MARGINS

Gross margin was 22.1% for the third quarter of 2010, an improvement from 20.0% in the third quarter of 2009. Decreases in material costs and utilities costs and increased productivity have had a positive impact on margins.

Selling, general, and administrative (“SG&A”) costs decreased 7.4% to $1.7 million in the third quarter of 2010 from $1.8 million during the same period in the prior year. This improvement was driven primarily by lower labor costs and commission expense, offset partially by increased professional service fees and stock option expense.  Also included in prior year operating expense was a $0.4 million positive adjustment that was associated with the write-down of impaired assets that occurred in the second quarter of 2009.

Gross margin was 18.1% for the first nine months of 2010, compared to 12.2% for the same period of 2009. The improvement from the prior year is mainly due to decreases in material costs, labor costs, repairs and maintenance costs, utilities costs and depreciation expense.  Included in the second quarter of 2009 cost of sales, was $134 thousand in expenses related to the Company's rationalization of the specialty print and direct mail product lines in the second quarter of 2009.

SG&A costs decreased 7.5% to $5.4 million in the first nine months of 2010 from $5.8 million during the same period in the prior year. This decrease was driven primarily by lower labor costs, slightly offset by higher stock option expense.  Included in the first nine months of 2009 SG&A, was $65 thousand in workforce reduction costs that were the result of the Company's rationalization of the specialty print and direct mail product lines in the second quarter of 2009.  Also included in prior year operating expense was $1.8 million that was associated with the write-down of impaired assets in the second quarter of 2009.  This impairment resulted from the Company's rationalization of the specialty print and direct mail product line in the second quarter of 2009 and the write-down of its Blasdell, NY facility to fair market value based on expected selling prices net of costs to sell.

TAXES

The Company’s effective tax rate for the third quarter and first nine months of 2010 was 0.4% and 1.8%, respectively.  Tax expense for the third quarter and first nine months of 2010 related to federal and state minimum taxes as a result of utilization of available net operating loss carry-forwards for which a valuation allowance was primarily recorded. The effective tax rate for the third quarter and first nine months of 2009 was 0% and 3.5%, respectively.  These rates were less than the statutory income tax rate, primarily as a result of the Company recording a valuation allowance related to its net operating loss carry-forward.  The valuation allowance was recorded due to the uncertainty with respect to utilizing this deferred tax asset in the future associated with the net operating loss carry-forward based on the trend of operating losses.

NET INCOME/LOSS AND INCOME/LOSS PER SHARE

The net income for the third quarter of 2010 was $1.0 million, relatively unchanged from the third quarter of 2009. The net income was due to the fluctuations discussed above. Diluted income per share was $0.28 in the third quarter of 2010 compared with $0.29 in the third quarter of 2009.

The net income for the first nine months of 2010 was $1.1 million or $0.30 per diluted share, compared with a net loss of $3.2 million, or $0.95 per diluted share, in the first nine months of 2009.  This net income/loss was due the fluctuations discussed above.

LIQUIDITY

Cash and cash equivalents at October 2, 2010 decreased to $2.2 million from the $3.8 million balance at December 31, 2009.

The decrease in cash and cash equivalents during the first nine months of 2010 was primarily the result of capital expenditures, pay-down of two equipment loans, repurchase of stock and working capital requirements, partially offset by proceeds from the sale of equipment and cash generated from operations.

Accounts payable declined $1.0 million during the first nine months of 2010 primarily due to the timing of payments.

Accounts receivable increased $0.9 million during the first nine months of 2010, primarily due to the timing of shipments and payments.

Inventories increased by $1.1 million during the first nine months of 2010, primarily due to an increase in lead times required by our paperboard suppliers.

Capital expenditures, driven primarily by productivity improvements and system related investments, for the first nine months of 2010 were $1.2 million compared with $0.8 million in the first nine months of 2009.  Depreciation and amortization for the first nine months of 2010 was $2.1 million compared with $2.5 million in the same period last year.  Capital expenditures are expected to be $1.6 million to $1.8 million in 2010.

There were 53,970 shares repurchased by the Company during the first nine months of 2010.  The Company has authorization to repurchase 196,532 shares at October 2, 2010.  The closing price of the Company’s stock at October 2, 2010 was $4.99.  At this price, the repurchase of 196,532 shares would require $981 thousand.

The Company has access to a $3.0 million line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At October 2, 2010, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at the end of the third quarter of 2010.  The amount of the line of credit that was unused and available to the Company at October 2, 2009 was $2.8 million.

The Company believes that cash and cash equivalents, which totaled $2.2 million at October 2, 2010, in combination with cash expected to be generated from operations and the line of credit, will be adequate for the Company to meet its obligations, working capital requirements and capital expenditure needs for the balance of 2010.

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

Risks due to fluctuation in interest rates are not material to the Company at October 2, 2010 because of our limited exposure to floating rate debt.

Since May of 2003, over 90% of the Company's power needs are met through natural gas.  The Company has investigated supply contracts of various lengths and currently it has supply arrangements for fixed prices on approximately 80% of its estimated usage from November 2010 through October 2011.  Historically, the price of natural gas has fluctuated widely. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur.  The Company has investigated and tested a back-up power source in the form of a rented transportable diesel-powered generator.

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

See Market Risk in Item 2, above.

Item 4.                 Controls and Procedures

(a.)
Evaluation of Disclosure Controls and Procedures:

The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a - 15(e) and 15(d) - 15(e) of the Securities Exchange Act of 1934, as of October 2, 2010.  Based on that evaluation, the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2010.

(b.)
Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the first nine months of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings

There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A.              Risk Factors

There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 4 - July 31, 2010	-	N/A	-	75,885
August 1 - August 28, 2010	50,502	$4.22	50,502	25,383
August 28 - October 2, 2010	3,468	$4.41	3,468	196,532
Total	53,970	$4.23	53,970	196,532

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 31.1	Section 302 Certification - President and Chief Executive Officer

Exhibit 31.2	Section 302 Certification – Chief Operating Officer and Chief Financial Officer

Exhibit 32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOD-PAC CORP.
(Registrant)

Date: November 4, 2010

/s/ David B. Lupp
David B. Lupp
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)