Form 10-K
period 2010-12-31
MOD PAC CORP
filed 2011-03-01
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number:  0-50063
MOD-PAC CORP.
(Exact Name of Registrant as Specified in its Charter)

New York (State or other jurisdiction of incorporation or organization)	16-0957153 (I.R.S. Employer Identification No.)

1801 Elmwood Avenue, Buffalo, New York 14207
(Address of principal executive office)

(716) 873-0640
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
$.01 par value Common Stock	NASDAQ Stock Market LLC
$.01 par value Class B Stock	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ]  No [X]

Indicate by checkmark if the registrant is not required to file report pursuant to Section 13 of Section 15(d) of the Act.   Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by checkmark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]         Accelerated filer [  ]                 Non-accelerated filer [  ]                           Smaller reporting company [X]
                                 (Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [  ]  No [X]

As of February 1, 2011, 3,349,219 shares were outstanding, consisting of 2,733,142 shares of Common Stock $.01 Par value and 616,077 shares of Class B Stock $.01 Par Value. The aggregate market value, as of July 3, 2010, of the shares of Common Stock and Class B Stock of MOD-PAC CORP. held by non-affiliates was approximately $11,289,397 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2011 are incorporated by reference into Part III of this Report.

PART I

The Registrant, MOD-PAC CORP., is referred to in this Annual Report on Form 10-K as “MOD-PAC” or “the Company”, or in the nominative “we” or the possessive “our.”

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

Description of the Business

MOD-PAC is a high value-added, on-demand print services firm that is focused on the design and manufacture of folding cartons.  It also has a personalized print product line.  Within folding cartons, MOD-PAC provides Custom Folding Cartons for branded and private label consumer products in the food and food service, healthcare, medical and automotive industries.  We also offer a line of Stock Packaging primarily to the retail confectionary industry.  MOD-PAC’s Personalized Print product line is a comprehensive offering for consumer and corporate social occasions.  In June 2009, we rationalized our product lines and exited the Specialty Print and Direct Mail market in order to focus our resources on our core folding carton product line.

Folding Cartons [represented approximately 94% of our product revenue in 2010]:

Custom Folding Cartons:  Through our fully-integrated, automated die design and custom folding carton print production, we can meet the highly variable needs of our custom packaging customers while providing competitive prices for on-demand products in the required quantities.  Full service design, employing advanced computer-aided design and manufacturing systems, computer-to-plate speed and accuracy, and rapid turnover print processes give our customers the products they need when they need them.  Our customers are generally in the healthcare, confectionary, food and food service, and automotive industries, including private label manufacturers.  We sell directly to these customers, who have requirements that are characterized by extensive product design variability, short production cycles, and variable print run quantities.

Stock Packaging:  Our stock packaging line offers a variety of products including a collection of candy boxes and gourmet bags as well as other products such as trays and other complementary items. Most of these items are available for customization with ink and foil stamping in quantities of as few as 50. We serve over 4,000 customers in the U.S. and Canada on a direct basis and through distributor networks. Our core target market is the independent confectionery industry; however, we also provide retail packaging solutions during the holiday season to gift retailers and for general consumer use.

Personalized Print Services [represented approximately 6% of our product revenue in 2010]:

We produce a wide variety of event-oriented products for both the corporate and consumer markets including invitations, napkins, announcements, bags, boxes and a wide accessory product line for all social occasions such as corporate events, weddings, bar mitzvahs, bat mitzvahs, graduations and anniversaries.  We are able to leverage our operational capabilities to deliver smaller quantities of customized personalized print products with short turn around times to meet the highly variable needs of our customers. Our channels to market include primarily retailers, such as bridal and gift shops, and branded internet web resellers. We also sell through our own website, partybasics.com, and our retail outlet store located within our facilities.

MOD-PAC provides specific value-added qualities with its products and services in order to contribute to the success of our customers. These include the following:

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

We also provide additional value-added services that include design assistance, finishing services and digital asset management.

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

General Development of Business

An important event in our history was when we were spun-off from Astronics Corporation, our former parent company, on March 14, 2003.  The spin-off was accomplished by means of a one-for-two distribution ("the Distribution") of all of the outstanding shares of MOD-PAC's common stock and Class B stock to shareholders of Astronics.  At the time of the Distribution, MOD-PAC became a separately traded, publicly held company.

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

In June 2009, we rationalized our product lines in order to refine our focus and capitalize on our growing position in custom folding cartons.  As a result, MOD-PAC exited the commercial print product line which included the specialty print and direct mail business.  As a result of the rationalization, we have begun to, and expect to continue to realize a significant improvement in operating performance.

We believe that by focusing our resources on our traditional product lines, we can improve our ability to expand market share while also creating greater operational efficiencies and reduced costs.

Working Capital Management Practices

Part of our strategy is to minimize working capital requirements by reducing production cycle times, generally enabling us to generate substantially all of our working capital requirements from operations. The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At December 31, 2010, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at the end of the fourth quarter of 2010.  The amount of the line of credit that was unused and available to the Company at December 31, 2010 was $2.8 million.  We believe cash and cash equivalents, which totaled $3.4 million at December 31, 2010, in combination with cash expected to be generated from our 2011 operations, can meet our obligations, other working capital requirements and capital expenditure needs in 2011.

Competitive Conditions

The print industry is a highly competitive industry, and MOD-PAC faces a number of competitors within each of the markets it serves.  In the folding carton industry, we compete with a significant number of national, regional and local companies, many of which are independent and privately-held. The largest competitors in this market are primarily focused on the long-run print order market.  They include large integrated paper companies such as Rock-Tenn Company, Caraustar Industries, Inc., Graphic Packaging Holding Company and Mead-Westvaco Corp.  MOD-PAC’s focus is on niche market opportunities requiring short print runs, which capitalize on our efficient processes and operations to meet customers’ highly variable needs.

For personalized print products, we compete with many small operations that do not have the technological capabilities equivalent to MOD-PAC, lack the variety of print and finishing capabilities and are often geographically constrained to local customers.

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

Employees

MOD-PAC employed 347 employees as of December 31, 2010, none of whom are covered by a collective bargaining agreement.  We consider relations with our employees to be good.

Raw Materials and Components

Our principal raw materials are paperboard, paper and ink which are available from multiple sources.  We purchase most of these raw materials from a limited number of strategic and preferred suppliers.  The paper industry is cyclical and prices can fluctuate, and we have been somewhat impacted in recent years by increases in paper prices. We do not have long-term purchase agreements in place to purchase raw materials.

International Quality Standards

Our principal printing and packaging plant is ISO 9001:2008 registered with a scope of structural and graphic design and manufacture of folding cartons and other paper products.  ISO 9001:2008 standards are an international consensus on effective management practices with the goal of ensuring that a company can consistently deliver its products and related services in a manner that meets or exceeds customer quality requirements.  ISO 9001:2008 standards set forth the requirements that a company’s business and production systems must meet to achieve a high standard of quality.  As an ISO 9001:2008-registered manufacturer, we can represent to our customers that we maintain high quality standards in the education of our employees and the design and manufacture of our products.

Environmental and Other Governmental Regulations

We are subject to various federal, state and local laws relating to the protection of the environment. We continually assess our obligations and compliance with respect to these requirements. We believe we are in material compliance with all existing applicable environmental laws and permits and our current expenditures will enable us to remain in material compliance. Because of the complexity and changing nature of environmental regulatory standards, it is possible situations will arise from time to time that require us to incur expenditures in order to ensure environmental regulatory compliance.  However, we are not aware of any environmental condition or any operation at our facility, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations or financial condition and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2011.

Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health. We believe we are in material compliance with these laws and regulations and do not believe future compliance with such laws and regulations will have a material adverse effect on our operating results or financial condition.

Significant Customers

MOD-PAC has a significant concentration of business with two major customers. Sales to Gilster Mary Lee accounted for 11.6% of sales in 2010, 11.5% of sales in 2009 and 6.5% of sales in 2008. Accounts receivable from this customer at December 31, 2010 and 2009 were $0.3 million and $0.5 million, respectively.  Sales to Covidien accounted for 17.3% of sales in 2010, 14.8% of sales in 2009 and 11.9% of sales in 2008. Accounts receivable from this customer at December 31, 2010 and 2009 were $1.4 million in both years.

Information Regarding Industry Segments

MOD-PAC operates as one reporting segment.  Our customer base is comprised of companies and individuals throughout the United States and North America and is diverse in both geographic and demographic terms. The format of the information used by our President and CEO is consistent with the reporting format used in our 2010 Form 10-K and other external information.

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

▪
We have been dependent on certain customers, the loss of which could have material adverse effects on product sales and, depending on the significance of the loss, our results of operations, financial condition or cash flow.  Our two largest customers accounted for 28.9% of total revenues in 2010.  Our ability to generate cash flows is dependent, in significant part, on our ability to re-establish growth in sales volume and maintain or increase selling prices that we realize for our products.

▪
Our ability to successfully implement our business strategies and to realize anticipated savings is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.

▪
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

▪	Certain cash balances with our bank may only be insured up to $250,000 by the FDIC, therefore any amounts in excess of this limit may be subject to risk.

▪
We face intense competition, and if we are unable to compete successfully against other manufacturers of custom folding cartons, stock packaging and personalized print, we could lose customers and our revenues may decline.

▪
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

▪
We may unknowingly, or inadvertently violate the intellectual property rights of others as we innovate new ways to capture, aggregate, process and print orders from the internet which could result in the payment of damages or injunctions which could interfere with our business.

▪	We may not be able to adequately protect and defend our intellectual property and proprietary rights, which could harm our future success and competitive position.

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

▪
New legislation, specifically the Employee Free Choice Act, may be passed which would increase the ability for unions to organize employees of non-unionized businesses such as MOD-PAC. This could have a negative impact on our relations with our employees.

▪	An impairment of our fixed assets could negatively impact our financial condition. Although this write-off would be a non-cash charge, it could significantly reduce our earnings and net worth.

▪
Our business exposes us to possible claims for personal injury or death for which we maintain insurance coverage.  We monitor claims and potential claims of which we become aware and establish liability reserves for any deductibles or retention amounts based on our liability estimates for such claims.  We cannot give any assurance that existing or future claims will not exceed the amount of our insurance coverage.  In addition, we cannot give any assurance that insurance will continue to be available to us on economically reasonable terms or that our insurers will fulfill their coverage obligations.   Claims brought against us that are not covered by insurance or that result in payments in excess of insurance coverage could have a material adverse effect on our results and financial condition.  See Item 3 – Legal Proceedings.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

We maintain our corporate headquarters and conduct our operations at the following facilities:

Location	Type of Facility	Square Footage	Owned or Leased
Buffalo, NY	Corporate headquarters; printing and manufacturing	335,000	Owned

Buffalo, N.Y.	Office and warehouse	203,000	Leased

We believe the 335,000 square foot corporate headquarters, printing and manufacturing property has been adequately maintained, is in generally good condition and is suitable for our business as presently conducted.  We also believe our existing facility provides sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future.  We entered into a forty-nine year lease for the 203,000 square feet of office and warehouse buildings in November 2003.  These buildings are adjacent to our corporate headquarters, printing and manufacturing property and were acquired for potential expansion of such facilities.  Currently, portions of this space are being rented to third parties.  Future rehabilitation expenditures will be based on our anticipated facility requirements.

Item 3.	LEGAL PROCEEDINGS

We are a third party defendant in an action filed in Supreme Court, Erie County, New York (David George, Plaintiff v. Speedways Conveyors, Incorporated and H.M. Cross & Sons, Inc., Defendants and Speedways Conveyors, Incorporated, Third-Party Plaintiff v. Mod-Pac Corporation, Third-Party Defendant.  (Erie Co. Index No. 2003-8579 and 2003-8579 TP-1) by an employee for injuries he suffered during the course of his employment with us.  As we are a third-party defendant, we can be held liable only if the plaintiff is first able to establish liability against the primary defendant, a manufacturer of conveyors.  We intend to continue to vigorously defend the action.  We are unable to provide a reasonable estimate, in dollar terms, of the potential amount of loss, or range of loss, faced by us in connection with this litigation as the potential amount of loss, or range of loss, is uncertain, as is the potential liability of the Company.  Our trial counsel has advised us that, due to the financial instability of our insurer, it is reasonably possible that insurance coverage will not be available to us in connection with this claim, or if available, perhaps not to the full extent of our financial exposure.  If the outcome of this litigation is adverse to us and our insurance coverage is unavailable, our results and financial condition could be materially affected.

Item 4.	(REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 14, 2003, MOD-PAC was spun-off from Astronics Corporation in a tax-free distribution to the shareholders of Astronics Corporation and became listed on the NASDAQ National Market under the symbol MPAC.  Except for a special $7,000,000 dividend paid to Astronics Corporation on December 31, 2002, in connection with its spin-off from Astronics, we have not paid any cash dividends in the seven-year period ended December 31, 2010.  We have no plans to pay dividends as we plan to retain all cash from operations as a source of capital to finance growth in the business.  As of February 1, 2011, there were 525 holders of record for our Common Stock and 441 holders of record for our Class B stock.  We did not sell any unregistered securities in 2010.

Quarterly information for each quarterly period during 2010 and 2009 on the range of prices for our Common Stock appears in the following table:

	2010				2009
Quarter	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$5.25	$5.00	$6.70	$6.25	$4.96	$3.48	$3.00	$2.70
Low	$4.30	$4.02	$4.25	$3.75	$2.37	$2.25	$1.45	$0.81

PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER

Period	(a) Total Number of Shares (or Units) Purchased	b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 3 - October 30, 2010	-	N/A	-	196,532
October 31 - November 27, 2010	111,602	$ 4.98	111,602	84,930
November 28 - December 31, 2010	-	N/A	-	84,930
Total	111,602	$ 4.98	111,602	84,930

CORPORATE PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return of (i) MOD-PAC CORP., (ii) the NASDAQ Composite – Total Returns and (iii) the NASDAQ Non-Financial Stocks for the period December 31, 2005 through December 31, 2010.

Item 6.	SELECTED FINANCIAL DATA

(amounts in thousands, except for per share data)
		2010	2009	2008	2007	2006
Performance:
Revenue		$48,721	$48,896	$48,898	$48,190	$46,559
Cost of Products Sold		$39,964	$41,518	$42,174	$43,725	$42,243
Gross Margin		18.0%	15.1%	13.8%	9.3%	9.3%
Selling, General and Administrative Expenses		$7,056	$7,549	$7,870	$9,850	$9,479
Operating Margin		3.4%	-4.0%	-2.3%	-11.2%	-11.1%
Net (Loss) Income	(1)	$1,306	$(1,982)	$(895)	$(4,101)	$(3,431)
Net Margin		2.7%	-4.1%	-1.8%	-8.5%	-7.4%
Basic (Loss) Earnings Per Share		$0.38	$(0.58)	$(0.26)	$(1.19)	$(1.00)
Weighted Average Shares Outstanding – Basic		3,420	3,430	3,434	3,450	3,442
Diluted (Loss) Earnings Per Share		$0.37	$(0.58)	$(0.26)	$(1.19)	$(1.00)
Weighted Average Shares Outstanding – Diluted		3,544	3,430	3,434	3,450	3,442
Return (Loss) on Average Assets		4.5%	-6.4%	-2.7%	-11.4%	-8.3%
Return (Loss) on Average Equity		5.5%	-8.2%	-3.5%	-14.8%	-11.0%
Year End Financial Position:
Total Assets		$28,777	$29,201	$32,551	$32,794	$39,006
Line of Credit		$-	$-	$1,000	$400	$-
Long Term Debt		$1,958	$2,292	$2,413	$2,050	$1,931
Shareholders' Equity		$24,398	$23,299	$25,012	$25,801	$29,661
Book Value Per Share		$7.29	$6.79	$7.29	$7.47	$8.60
Other Data:
Depreciation and Amortization		$2,792	$3,188	$3,737	$4,970	$5,011
Capital Expenditures		$1,789	$975	$1,993	$2,707	$1,028
Shares Outstanding at year-end:	- Common	2,733	2,803	2,789	2,788	2,756
	- Class B	616	628	641	667	693
Number of Registered Shareholders	- Common	525	519	529	544	597
(as of February 1, 2011)	- Class B	441	468	476	492	537

(1) Includes $178 and $1,772 expense for net write-down of impaired assets in 2010 and 2009, respectively; and $319 expense for goodwill impairment in 2007.

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

Overview

In the second quarter of 2009, we made a strategic decision to rationalize our product lines and exit the Specialty Print and Direct Mail market, choosing to focus our resources on our growing Custom Folding Carton line.  As a result of the rationalization, we have begun to, and expect to continue to realize a significant improvement in operating performance. In addition, we believe we are more effective in sales and marketing in the custom folding carton market with a more focused approach and better utilization of our resources. Our Custom Folding Carton customers are generally in the healthcare, confectionary, food and food service, and automotive industries, including private label manufacturers.  Our expertise in this market is our on-demand processing capability. We manufacture and print the specific quantities of custom folding cartons required by our customers as needed by them as opposed to printing long runs and creating inventory and obsolescence challenges either for our customers or ourselves.  As a result, we do not require minimum print orders and are more flexible than most printers in addressing our customers’ needs.  This capability has served extremely well for our private label customers who may have several of the same carton requirements, but with varying print requirements for their customers.

We also plan to continue developing our Stock Packaging and Personalized Print product lines.  Our Stock Packaging line serves primarily private confectionaries and, therefore is seasonal in nature and driven by the economy.  We believe that we are a leader in the private confectionery industry with over 4,000 customers that we serve around the world.  Our Personalized Print product line is focused on its store, catalog and web sales.  Because we provide products such as personalized dinner and cocktail napkins, small boxes for sundries at events, and other celebration type items for both the retail and corporate markets, this product line is also heavily impacted by economic downturns.  We can compete with much larger companies in the personalized print industry; however we have developed a strong brand in Krepe-Kraft among event planners and wedding coordinators.  Our website, www.partybasics.com, has had some success as our retail outlet. We also provide our products to third-party web-stores.

Revenue

2010 compared with 2009

For fiscal 2010, revenue was $48.7 million compared with $48.9 million in 2009, a decrease of $0.2 million or 0.4%.

The Custom Folding Cartons product line had sales of $35.7 million in 2010, an increase of 2.5% from 2009, mainly due to increased business from several large existing customers and increased waste sales resulting from improved conditions in the recycled paperboard market, offset partially by decreased business from several large customers.

The Stock Packaging product line had sales of $9.6 million in 2010, up $0.6 million, or 7.0%, from $9.0 million in 2009. The increase from the prior year was mainly due to improvement in general business conditions and increased waste sales resulting from improved conditions in the recycled paperboard market.

The Personalized Print product line had sales of $2.9 million in 2010, down $0.1 million, or 3.1%, from $3.0 million in 2009.  The decline from the prior year was mainly due to continued weakness in general business conditions.

There were no Specialty Print and Direct Mail sales in 2010 due to the product line rationalization that took place at the end of the second quarter of 2009. Specialty Print and Direct Mail sales were $1.5 million in 2009.

2009 compared with 2008

For fiscal 2009, revenue was $48.9 million which was virtually unchanged from revenue in 2008.

The Custom Folding Cartons product line had sales of $34.9 million in 2009, an increase of 13.7% from 2008, mainly attributable to sales to new customers and additional business with existing customers.

The Stock Packaging product line had sales of $9.0 million in 2009, down 7.4% from $9.7 million in 2008. The decline from the prior year was mainly due to weakness in general business conditions.  This product line is sold primarily to retail confectioners who were negatively affected by the economy in 2009.

The Personalized Print product line had sales of $3.0 million in 2009, down 22.4%, from $3.9 million in 2008.  This product line continues to be hindered weak economic conditions.

The Specialty Print and Direct Mail product line had sales of $1.5 million in 2009, a decrease of 63.7%, from $4.2 million in 2008. In June 2009, the Company rationalized its product lines and exited the Specialty Print and Direct Mail market.  There were no Specialty Print and Direct Mail sales in the third and fourth quarters of 2009.

Cost of Products Sold

As a percentage of revenue, the cost of products sold were 82.0%, 84.9% and 86.2% for the years 2010, 2009 and 2008, respectively.

The improvement in 2010 from 2009 is mainly due to decreases in labor costs, utilities costs and depreciation expense, and improved product mix, offset slightly by increased repairs expense.  Additionally, prior year cost of sales included $0.1 million in costs related to the product line rationalization that took place in June 2009.

The improvement of cost of products sold as a percent of revenue in 2009 compared with 2008 was mainly the result of decreases in labor costs, depreciation expense and supplies costs, offset partially by a decline in recycled paperboard sales due to market conditions and increased paperboard costs.

Selling, General and Administrative Costs

Selling, general and administrative ("SG&A") costs were $7.1 million in 2010 compared with $7.5 million in 2009, and $7.9 million in 2008.  As a percentage of total revenue, SG&A costs were 14.5%, 15.4%, and 16.1%, for the years 2010, 2009 and 2008, respectively.

The 6.5% decrease in SG&A costs in 2010 compared with 2009 was mainly due to lower labor related expenses.

The 4.1% decrease in SG&A costs in 2009 compared with 2008 was driven primarily by lower professional services and bad debt expense, offset partially by higher depreciation expense.

Net Write-Down of Impaired Assets

Included in operating expense in 2010 was $0.1 million in impairment charges to write down the remaining value of Assets Held for Sale that were the result of the product line rationalization that took place in June 2009.  Also included in operating expense in 2010 was an additional $0.1 million in impairment charges related to the write-off of software no longer in use.

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

There were no net write-downs of impaired assets that were included in operating expenses in 2008.

Provision for Income Taxes

The effective income tax rate was 4.9% in 2010, 5.6% in 2009 and 29.7% in 2008. Tax expense in 2010 related primarily to alternative minimum taxes as a result of the utilization of available net operating loss carry-forwards for which valuation allowances existed.

The Company recorded income tax benefits in 2009 and 2008 due to its losses. The 2009 tax benefit was recorded at a rate lower than customary due to certain stock option charges which are a permanent, non-deductible, expense for income tax purposes and due to the recording of a full valuation allowance on our net deferred tax asset due to the uncertainly with respect to utilization in the future based on our trend of operating losses.

The 2008 tax benefit was recorded at a rate lower than customary due to certain stock option charges which are a permanent, non-deductible, expense for income tax purposes.

Liquidity and Capital Resources

Cash and cash equivalents were $3.4 million at December 31, 2010, a decrease of $0.4 million from $3.8 million at December 31, 2009.

Capital expenditures for 2010 were $1.8 million compared with $1.0 million in 2009 and $2.0 million in 2008.  The spending in 2010 was primarily related to folding cartons equipment and system related investments. The spending in 2009 was primarily focused on equipment and system improvements. Expenditures in 2008 were mainly for productivity and efficiency initiatives. We anticipate approximately $1.5 million in capital spending for 2011.

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At December 31, 2010, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at December 31, 2010.  The amount of the line of credit that was unused and available to the Company at December 31, 2010 was $2.8 million.

The Company repurchased 165,572 shares in 2010 and 25,000 shares in 2008.  There were no shares repurchased in 2009. The Company has authorization to repurchase 84,930 shares at December 31, 2010.  The closing price of the Company’s stock at December 31, 2010 was $5.00.  At this price, the repurchase of 84,930 shares would require $425 thousand.

We believe cash and cash equivalents, which totaled $3.4 million at December 31, 2010, in combination with cash expected to be generated from our 2011 operations, can meet our obligations, other working capital requirements and capital expenditure needs in 2011.

Contractual Obligations

(in thousands)

Payments Due by Period	Total	2011	2012-2013	2014-2015	After 2015
Equipment Loans	$143	$61	$82	$-	$-
Other Loans	70	22	46	2	-
Capital Lease Obligation - Aggregate payments (1)	7,530	180	360	360	6,630
Capital Lease Obligation - Aggregate (Other)	60	32	28	-	-
Operating Leases	42	22	20	-	-
Purchase Commitments	521	521	-	-	-
Total	$8,366	$838	$536	$362	$6,630

(1) Represents a forty-nine year lease beginning November 2003 for 203,000 square feet of office and warehouse buildings adjacent to the Company's corporate printing and manufacturing property.  Beginning in November 2022 and ending in October 2027, the Company has an option to purchase the property for $1.8 million and terminate the lease.  If the purchase option is not exercised, the Company is obligated to make monthly payments of $15,000 through October 2052.

Off-Balance Sheet Arrangements

The only off-balance sheet arrangements we have are operating leases for equipment and two automobile leases.  Rental expense under these leases was $413 thousand in 2010, $490 thousand in 2009 and $541 thousand in 2008.

Recently Issued Accounting Standards

In January 2010, the FASB issued guidance as Accounting Standards Updated (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). This guidance requires new disclosures only, and has not impacted the Company’s Consolidated Financial Statements.

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

Revenue Recognition
Revenue is recognized when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product and is based on the applicable shipping terms.

Accounts Receivable and Allowance for Doubtful Accounts
A trade receivable is recorded at the value of the sale.  We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral.  Generally, amounts not collected from customers within 120 days of the due date of the invoice are credited to an allowance for doubtful accounts.  After collection efforts have been exhausted, uncollected balances are charged off to the allowance.

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

Deferred Tax Asset and Liability Valuation Allowances
We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities.  Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits not expected to be realized. Investment tax credits are recognized on the flow through method.  Specifically and with respect to deferred tax assets, we had gross deferred tax assets at December 31, 2010 of $4.4 million related to New York State tax credits.  These credits are subject to certain statutory provisions, such as length of available carry-forward period and minimum tax, which reduces the probability of realization of the full value of such credits.  Management estimates the amount of credits we are likely to realize in the future based on actual historical realization rates and the statutory carry-forward period.   As a result of the analysis performed as of December 31, 2010, we do not expect to be able to utilize these credits and management adjusted the valuation allowance for these credits to $4.4 million.

Stock-Based Compensation
Stock-based compensation awards granted are valued at fair market value at the date of the grant and are charged to expense ratably over the requisite service period.  Stock compensation expense is included in selling, general and administrative expenses.  Stock compensation expense was $399 thousand, $265 thousand and $256 thousand in 2010, 2009 and 2008, respectively.

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

Risks due to fluctuations in interest rates are not material to us at December 31, 2010 because of minimal exposure to floating rate debt.

Since May of 2003, over 90% of our power needs are met through natural gas.  We have investigated supply contracts of various lengths and currently have supply arrangements for fixed prices on approximately 80% of our estimated usage through October 2011.  Historically, the price of natural gas has fluctuated widely.  We monitor the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that we can take appropriate action if concerns about availability occur.  We have investigated and tested a back-up power source in the form of a rented transportable diesel-powered generator.

We have no foreign operations, nor do we transact any business in foreign currencies.  Accordingly, we have no foreign currency market risks.

The market risk that we were exposed to at December 31, 2009 was generally the same as described above.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of MOD-PAC CORP. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MOD-PAC CORP. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Buffalo, New York
March 1, 2011

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$3,440	$3,780
Accounts receivable	5,003	4,975
Allowance for doubtful accounts	(96)	(155)
Net accounts receivable	4,907	4,820
Inventories	5,234	4,258
Prepaid expenses	440	297
Total current assets	14,021	13,155

Property, plant and equipment, at cost:
Land	1,170	1,170
Buildings and equipment	12,460	12,389
Machinery and equipment	48,697	49,129
Construction in progress	56	990
	62,383	63,678
Less accumulated depreciation and amortization	(48,114)	(48,262)
Net property, plant and equipment	14,269	15,416
Assets held for sale	-	171
Other assets	487	459
Total assets	$28,777	$29,201

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except share data)	December 31,
	2010	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$110	$202
Account payable	1,302	2,567
Accrued expenses	939	803
Income taxes payable	40	-
Total current liabilities	2,391	3,572

Long-term debt	1,958	2,292
Other liabilities	24	38
Deferred income taxes	6	-
Total liabilities	4,379	5,902

Shareholders’ equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued
3,549,017 at December 31, 2010; 3,453,863 at December 31, 2009	35	35
Class B stock, $.01 par value, authorized 5,000,000 shares, issued
616,472 at December 31, 2010; 628,385 at December 31, 2009	6	6
Additional paid-in capital	3,232	2,654
Retained earnings	28,125	26,819
	31,398	29,514
Less treasury stock at cost: 816,270 shares at December 31,
2010 and 650,698 shares at December 31, 2009	(7,000)	(6,215)
Total shareholders’ equity	24,398	23,299

Total liabilities and shareholders’ equity	$28,777	$29,201

See accompanying notes to financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)	Years Ended December 31,
	2010	2009	2008

Revenue:
Net sales	$48,232	$48,353	$48,412
Rental income	489	543	486
Total revenue	48,721	48,896	48,898

Costs and expenses:
Cost of products sold	39,964	41,518	42,174
Selling, general and administrative expenses	7,056	7,549	7,870
Net write-down of impaired assets	178	1,772	-
Income (loss) from operations	1,523	(1,943)	(1,146)
Interest income	-	-	8
Interest expense	(195)	(245)	(274)
Other income, net	45	88	138
Income (loss) before taxes	1,373	(2,100)	(1,274)
Income tax expense (benefit)	67	(118)	(379)
Net income (loss)	$1,306	$(1,982)	$(895)

Income (loss) per share:
Basic	$0.38	$(0.58)	$(0.26)

Diluted	$0.37	$(0.58)	$(0.26)

See accompanying notes to financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,306	$(1,982)	$(895)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,792	3,188	3,737
(Reversal of) provision for doubtful accounts	(33)	20	108
Stock option compensation expense	399	265	256
Deferred income taxes	6	(118)	(381)
Net write-down of impaired assets	178	1,772	-
Loss (gain) on disposal of assets	12	15	(54)
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(53)	(90)	(602)
Inventories	(976)	55	(772)
Prepaid expenses	(143)	60	(98)
Other liabilities	(14)	1	(232)
Accounts payable	(1,266)	(655)	310
Payable income taxes	40	-	-
Accrued expenses	136	222	(234)
Net cash provided by operating activities	2,384	2,753	1,143

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	134	2,190	125
Proceeds from the cash surrender value of officers' life
insurance policies	-	857	-
Change in other assets	(16)	(78)	(80)
Capital expenditures	(1,789)	(975)	(1,993)
Net cash (used in) provided by investing activities	(1,671)	1,994	(1,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt and capital leases	(426)	(171)	(118)
(Decrease) increase in line of credit	-	(1,000)	600
Proceeds from loans	-	-	580
Proceeds from issuance of stock	179	4	-
Purchase of stock for treasury	(785)	-	(150)
Deferred financing fees	(21)	-	(5)
Net cash (used in) provided by financing activities	(1,053)	(1,167)	907

Net change in cash and cash equivalents	(340)	3,580	102
Cash and cash equivalents at beginning of year	3,780	200	98
Cash and cash equivalents at end of year	$3,440	$3,780	$200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$195	$245	$274
Cash paid for income taxes, net of refunds	$18	$-	$-

See accompanying notes to financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)	Common Stock		Class B Stock		Treasury Stock
	Shares Issued	Par Value	Shares Issued	Par Value	Shares	Cost	Paid-In Capital	Retained Earnings
Balance at December 31, 2007	3,414	$34	667	$7	625	$6,065	$2,129	$29,696
Net loss								(895)
Stock compensation expense	-	-	-	-	-	-	256
Class B stock converted	25	-	(25)	-	-	-	-
Stock purchased for treasury	-	-	-	-	25	150	-
Balance at December 31, 2008	3,439	34	642	7	650	6,215	2,385	28,801
Net loss								(1,982)
Stock compensation expense	-	-	-	-	-	-	265
Employee stock purchase plan	1	-	-	-	-	-	4
Class B stock converted	14	1	(14)	(1)	-	-	-
Balance at December 31, 2009	3,454	35	628	6	650	6,215	2,654	26,819
Net Income								1,306
Stock compensation expense							399
Employee stock purchase plan	83	-					179
Class B stock converted	12	-	(12)	-
Stock purchased for treasury					166	785
Balance at December 31, 2010	3,549	$35	616	$6	816	$7,000	$3,232	$28,125

See accompanying notes to financial statements.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

On March 14, 2003, MOD-PAC CORP. ("MOD-PAC" or "the Company") was spun-off from Astronics Corporation by means of a tax-free distribution ("the Distribution") of all of the outstanding shares of MOD-PAC's common stock and Class B stock to Astronics shareholders.  The Astronics Board of Directors set a one-for-two distribution ratio, in which (i) each Astronics common stock owner received one share of MOD-PAC common stock for every two shares of Astronics common stock owned on the record date for the Distribution and (ii) each Astronics Class B stock owner received one share of MOD-PAC Class B for every two shares of Astronics Class B stock owned on the record date for the Distribution.  As a result of the Distribution, MOD-PAC became a separately traded, publicly-held company.

Prior to the Distribution, MOD-PAC was recapitalized.  Astronics exchanged its existing shares of its common stock for approximately 2,868,316 shares of the Company's common stock and approximately 1,007,341 shares of the Company's Class B stock.

2. Significant Accounting Policies

Revenue and Expense Recognition
The Company is a manufacturer and printer of folding cartons used primarily in the confectionary and consumer product markets.  The Company also markets its print service capabilities to the personalized print market.  Personalized printing includes items used for social occasions such as invitations, announcements and napkins. The vast majority of the Company's sales are to customers in North America, although the Company also ships orders to destinations outside of North America on behalf of its North American customers.   In June 2009, the Company rationalized its product lines and exited the Specialty Print and Direct Mail market.

Revenue is recognized when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product and is based on the applicable shipping terms. There are no significant contracts allowing for right of return.   A trade receivable is recorded at the value of the sale.  The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.  Generally, amounts not collected from customers within 120 days of the due date of the invoice are credited to an allowance for doubtful accounts.  After collection efforts have been exhausted, uncollected balances are charged off to the allowance.  Shipping and handling costs are expensed as incurred and are included in costs of products sold.

Advertising costs are expensed when incurred and were $86 thousand in 2010, $86 thousand in 2009 and $152 thousand in 2008.

Income (loss) per share
Income (loss) per share computations are based upon the following table:

(in thousands, except per share data)	Years Ended December 31,
	2010	2009	2008
Net income (loss)	$1,306	$(1,982)	$(895)

Basic weighted average shares	3,420	3,430	3,434
Net effect of diluted stock options	124	-	-
Diluted weighted average shares	3,544	3,430	3,434

Basic income (loss) per share	$0.38	$(0.58)	$(0.26)

Diluted income (loss) per share	$0.37	$(0.58)	$(0.26)

For 2010, approximately 396 thousand of common shares potentially issuable from the exercise of stock options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period. For 2009 and 2008, approximately 631 thousand and 537 thousand of common shares potentially issuable from the exercise of stock options were excluded because the impact of all potentially dilutive securities outstanding was anti-dilutive as the Company was in a net loss position.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS

Property, Plant and Equipment
Depreciation of property, plant and equipment is computed on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes.  Estimated useful lives of the assets are as follows: buildings, 10-40 years; computer software, 3-5 years; and machinery and equipment, 3-10 years.

The costs of properties sold, or otherwise disposed of, and the accumulated depreciation thereon is eliminated from the accounts, and the resulting gain or loss is reflected in income.  Renewals and betterments are capitalized; maintenance and repairs are expensed.

Machinery and equipment includes $879 thousand and $67 thousand of unamortized computer software costs at December 31, 2010 and 2009 respectively.  The expense related to the amortization of capitalized computer software costs for the years ended December 31, 2010, 2009, and 2008 was $335 thousand, $60 thousand and $73 thousand, respectively.

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

Inventories
Inventories are stated at the lower of cost or market, with cost being determined in accordance with the first-in, first-out method.  Costs included in inventory are the cost to purchase the raw material, the direct labor incurred on work in progress and finished goods, and an overhead factor based on other indirect manufacturing costs incurred.  Inventories at December 31 were as follows:

(in thousands)
	2010	2009
Finished goods	$2,787	$2,788
Work in progress	227	327
Raw material	2,220	1,143
Total inventory	$5,234	$4,258

Capital Stock
Class B Stock is identical to common stock, except Class B Stock has ten votes per share, and is automatically converted to common stock on a one-for-one basis when sold or transferred, and cannot receive dividends unless an equal or greater amount is declared on common stock.  As of December 31, 2010, 1,334,138 shares of common stock have been reserved for issuance upon conversion of the Class B stock and for options granted under the employee and director stock option plans.

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

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS

Based on this testing, the Company recognized $0.2 million in 2010 and $1.8 million in 2009. No asset impairment charges were recognized in 2008.

Information Regarding Industry Segments
The Company operates as one reporting segment.  The Company’s customer base is comprised of companies and individuals throughout the United States and North America and is diverse in both geographic and demographic terms. The format of the information used by the Company’s President and CEO is consistent with the reporting format used in the Company’s 2010 Form 10-K and other external information.

Recently Issued Accounting Standards
In January 2010, the FASB issued guidance as Accounting Standards Updated (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). This guidance requires new disclosures only, and has not impacted the Company’s Consolidated Financial Statements.

3. Product Line Net Sales

Product line net sales are as follows:

(in thousands)	Years Ended December 31,
	2010	2009	2008
Folding cartons:
Custom folding cartons	$35,713	$34,851	$30,647
Stock packaging	9,582	8,953	9,672
Folding cartons sub-total	45,295	43,804	40,319

Print services:
Personalized	2,937	3,030	3,903
Specialty print and direct mail	-	1,519	4,190
Print services sub-total	2,937	4,549	8,093

Total	$48,232	$48,353	$48,412

In June 2009, the Company rationalized its product lines and exited the specialty print and direct mail market.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS

4. Selected Quarterly Financial Information (unaudited)

(in thousands, except share data)
	2010				2009
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenue	$12,804	$12,380	$11,521	$12,016	$12,770	$12,587	$11,213	$12,326
Gross Profit	$2,245	$2,742	$1,974	$1,796	$2,985	$2,516	$457	$1,420
Adjustments to (write-down of) impaired assets included in operating expenses	$(178)	$-	$-	$-	$36	$367	$(2,175)	$-
Net income (loss)	$240	$1,000	$46	$20	$1,263	$1,011	$(3,723)	$(533)

Earnings (loss) per share:
Basic	$0.07	$0.29	$0.01	$0.01	$0.37	$0.29	$(1.09)	$(0.16)
Diluted	$0.07	$0.28	$0.01	$0.01	$0.36	$0.29	$(1.09)	$(0.16)

5. Rationalization of Product Lines

During 2009, the Company rationalized its product lines in order to capitalize on its growing position in the Custom Folding Cartons product line.

The following charges are associated with this rationalization process:

(in thousands)
	2010	2009
Net write-down of impaired assets	$60	$1,536
Workforce reduction costs (included in Selling, general and administrative expenses)	-	65
Other rationalization charges (included in Cost of products sold)	-	134
Total	$60	$1,735

As of December 31, 2009, approximately $14 thousand of accrued liabilities associated with workforce reduction charges and contract settlement costs are recorded on the consolidated balance sheet.  This amount was paid in 2010.  The Company does not expect to incur additional costs associated with this rationalization in the future.

As of December 31, 2009, $171 thousand of Specialty Print and Direct Mail equipment remaining to be sold are classified as assets held for sale on the consolidated balance sheet. In December 2010, the remaining balance of assets held for sale was written down to zero, resulting in a $60 thousand impairment charge.

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

6. Net Write-Down of Impaired Assets

The Company recognized a net write-down of impaired assets during 2010 and 2009 which was included in operating income as follows:

(in thousands)
	2010	2009
Specialty print and direct mail equipment	$60	$1,536
Blasdell, NY facility	-	236
Software	118	-
Total net write-down of impaired assets	$178	$1,772

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS

7. Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
(in thousands)	2010	2009	2008
Current:
US Federal	$51	$-	$-
State	10	-	2
Deferred	6	(118)	(381)
	$67	$(118)	$(379)

The effective tax rates differ from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2010	2009	2008
Statutory federal income tax (benefit)	34.0%	(34.0%)	(34.0%)
Permanent differences, primarily nondeductible stock option expense	4.6%	3.4%	4.3%
(Reduction of) establishment of valuation allowance	(38.2%)	25.0%	-
State income tax, net of federal income tax benefit	0.5%	-	-
Other	4.0%	-	-
	4.9%	(5.6%)	(29.7%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2010 and 2009 are as follows:

(in thousands)	2010	2009
Long-term deferred tax liability: Tax depreciation over financial statement depreciation	$(615)	$(534)

Long-term deferred asset: State investment tax credit carry forwards, net of federal tax	4,417	4,600
Long-term deferred asset: Tax loss carry-forward	188	635
Other – net	421	423
Total long-term deferred tax assets	4,942	5,658
Valuation allowance for deferred tax asset	(4,417)	(5,124)
Net long-term deferred tax asset	609	534

Net deferred tax liability	$(6)	$-

On December 31, 2010, the Company had various state tax credit carry forwards of $6.7 million ($6.7 million in 2009) including approximately $2.1 million of state investment tax credits expiring through 2022 and $4.6 million of other business credits.

The Company's continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2010, the Company had no amounts accrued related to uncertain tax positions. The tax loss carry forward will begin to expire in 2022.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS

8. Long-Term Debt

Long-term debt consists of the following:

(in thousands)
	2010	2009
Capital lease obligations:
Building - due in 2022; bears interest at 10%; payable monthly	$1,800	$1,800
Equipment	55	90
	1,855	1,890
Less current maturities	(27)	(35)
Capital lease obligation - long-term	1,828	1,855

Loans:
Equipment loans	143	513
Other	70	91
	213	604
Less current maturities	(83)	(167)
Loans - long-term	130	437

Total long-term debt	$1,958	$2,292

In November of 2003, the Company entered into a lease transaction, which gave it control of the real estate complex adjoining its main production facility.  This complex consists of approximately 13 acres and buildings totaling approximately 203,000 square feet.  It is a capital lease for accounting and financial reporting purposes, meaning that the land and buildings are capitalized and the building is amortized, while the lease obligation is treated as the equivalent of a mortgage note.  The lease term is forty-nine years with the option to buy the underlying real estate and terminate the lease in the twentieth year for $1.8 million.  This purchase option in the twentieth year represents the principal balance of the obligation. Monthly lease payments total $155 thousand annually for the first seven years, and $180 thousand annually for the remainder of the lease. Lease payments are recorded as interest expense. The aggregate of the lease payments from inception over the lease term is $8.6 million. The carrying value of the underlying real estate, including improvements, was $3.5 million at December 31, 2010. Amortization of such assets is included in selling, general and administrative expenses in the accompanying statement of operations. The Company has non-cancelable sub-leases for space in the complex that have scheduled rents as follows over the next six years: $372 thousand in 2011, $95 thousand in 2012, $32 thousand in 2013, $33 thousand in 2014, $34 thousand in 2015 and $14 thousand in 2016.

Equipment capital lease obligations are as follows: $28 thousand in 2011, $24 thousand in 2012 and $3 thousand thereafter.

Equipment loans debt matures as follows: $61 thousand in 2011, $65 thousand in 2012 and $17 thousand thereafter. The interest rates on the loans range from 7.1% to 7.6% and the terms of the loans range from 58 months to 60 months.

Other debt matures as follows: $21 thousand in 2011, $23 thousand in 2012, $24 thousand in 2013 and $2 thousand thereafter.

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS

9. Assets Under Capital Leases Included in Property, Plant and Equipment

Assets under capital leases included in property, plant and equipment are summarized as follows:

(in thousands)	Years Ended December 31,
	2010	2009
Land	$400	$400
Buildings	4,148	4,148
Equipment	89	89
	4,637	4,637
Less accumulated depreciation	(1,104)	(894)

Net assets under capital leases	$3,533	$3,743

10. Operating Leases

The Company leases several pieces of equipment and two automobiles under separate operating leases.  Rental expense under these leases was $413 thousand in 2010, $490 thousand in 2009 and $541 thousand in 2008.  Minimum future rental payments under non-cancelable lease obligations as of December 31, 2010 are: 2011, $22 thousand; 2012, $13 thousand; 2013, $7 thousand and none thereafter.

11. Stock Option and Purchase Plans

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

MOD-PAC CORP. established the Directors' Stock Option Plan that authorizes the issuance of 200,000 shares of Common Stock for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of its shareholders. The options must be exercised no more than ten years from the grant date and vest after six months. The exercise price for the options is equal to the fair market value of the common stock at the date of grant.

The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. Stock compensation expense recognized during the period is based on the value of the portion of shared-based payment awards that is ultimately expected to vest during the period.

The fair values of options granted under these Plans are calculated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair value at the grant date of options granted during 2010, 2009 and 2008 was $3.33, 2.55 and $1.15 respectively.  The following table provides the range of assumptions used to value stock options granted during 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
Expected volatility	78% - 82%	76% - 82%	39% - 60%
Risk-free rate	2.0% - 2.5%	2.0% - 2.3%	1.5% - 2.9%
Expected dividends	0%	0%	0%
Expected term (in years)	5.5 - 6.5	5.5 - 6.5	5.5 - 6.5

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

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS

A summary of stock option activity for the years ended December 31, 2010, 2009 and 2008 follows:

(aggregate intrinsic value in thousands)
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2008	406,867	$9.15
Options granted	145,000	$2.27
Options forfeited	(14,858)	$7.92
Outstanding at the end of year	537,009	$7.33	$67

Exercisable at December 31, 2008	340,799	$9.04	$-

Outstanding at January 1, 2009	537,009	$7.33
Options granted	115,000	$3.67
Options forfeited	(7,000)	$1.85
Options expired	(14,180)	$5.22
Outstanding at the end of year	630,829	$6.77	$398

Exercisable at December 31, 2009	472,689	$7.37	$308

Outstanding at January 1, 2010	630,829	$6.77
Options granted	105,000	$4.91
Options forfeited	(1,114)	$6.76
Options expired	(17,049)	$6.22
Outstanding at the end of year	717,666	$6.58	$567

Exercisable at December 31, 2010	557,666	$6.82	$440

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $5.00, $4.41 and $2.37 as of December 31, 2010, 2009 and 2008, respectively, which would have been received by the option holders had all options with an exercise price less than the market price been exercised as of that date. There were no shares exercised in 2010, 2009 and 2008. The Company’s current policy is to issue additional new shares upon exercise of stock options.

The fair value of options vested since December 31, 2009 is $0.3 million. At December 31, 2010, total compensation costs related to non-vested awards not yet recognized was $0.4 million which will be recognized over a weighted average period of 1.9 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2010:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.68 to $5.62	377,045	8.0	$3.56	238,845	7.2	$3.26
$6.03 to $8.44	151,370	5.5	$7.66	136,770	4.0	$6.81
$10.00 to $11.73	132,474	5.1	$10.79	125,274	5.0	$10.80
$12.41 to $15.54	56,777	3.3	$13.01	56,777	3.3	$13.01
	717,666	6.5	$6.58	557,666	5.5	$6.82

MOD-PAC CORP.
NOTES TO FINANCIAL STATEMENTS

MOD-PAC CORP. established the Employee Stock Purchase Plan to encourage its employees to invest in the Company. The plan provides eligible employees that have been with the Company for at least a year the option to invest up to 20% of their total compensation received in the previous calendar year (not in an amount that would disqualify the plan under section 423 of the Internal Revenue Code) in the Company's common stock at a price equal to 85% of the mean between the closing bid and ask prices of the Company's common stock, on October 1 of each year. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle and all money withheld from the employee's pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2010, employees have enrolled to purchase 56,056 shares at $4.10 per share on September 30, 2011.  The fair value of options granted under the Employee Stock Purchase Plan was $1.89, $1.03 and $0.83 per option in 2010, 2009 and 2008, respectively, and is recorded as expense over the one year term of the options.

12. Profit Sharing/401(k) Plan

The Company has a Qualified Profit Sharing / 401(k) Plan ("the Plan") for the benefit of its eligible full-time employees. Under the provisions of the Plan, the Company may make annual contributions to the Plan based on percentages of pre-tax income. In addition, employees may contribute a portion of their salary to the Plan, which is partially matched by the Company. The Plan may be amended or terminated at any time. Total charges to income for the Company plan were $208 thousand, $87 thousand, and $93 thousand in 2010, 2009, and 2008, respectively.

13. Concentrations Related to Production Assets, Employees and Power

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

The Company's purchase commitment is $0.5 million in 2011 and none thereafter.

14. Sales to Major Customers

The Company has a significant concentration of business with two major customers. Sales to Gilster Mary Lee accounted for 11.6% of sales in 2010, 11.5% of sales in 2009 and 6.5% of sales in 2008. Accounts receivable from this customer at December 31, 2010 and 2009 were $0.3 million and $0.5 million, respectively.  Sales to Covidien accounted for 17.3% of sales in 2010, 14.8% of sales in 2009 and 11.9% of sales in 2008. Accounts receivable from this customer at December 31, 2010 and 2009 were $1.4 million in both years.

15. Line of Credit

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At December 31, 2010, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The amount of the line of credit that was unused and available to the Company at December 31, 2010 was $2.8 million.

16. Legal Proceedings

The Company is a third party defendant in an action filed in Supreme Court, Erie County, New York (David George, Plaintiff v. Speedways Conveyors, Incorporated and H.M. Cross & Sons, Inc., Defendants and Speedways Conveyors, Incorporated, Third-Party Plaintiff v. Mod-Pac Corporation, Third-Party Defendant.  (Erie Co. Index No. 2003-8579 and 2003-8579 TP-1) by one of its employees for injuries he suffered during the course of his employment.  The Company has been advised that, due to the financial instability of its insurer, it is reasonably possible that insurance coverage will not be available to the Company in connection with this claim, or if available, perhaps not to the full extent of the Company’s financial exposure.  Although it is reasonably possible that the Company will have financial exposure in connection with this litigation, a reasonable estimate, in dollar terms, of the potential amount of loss, or range of loss, faced by the Company in connection with this litigation cannot be determined.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:
We carried out an evaluation, under the supervision and with the participation of our Management, including the President/Chief Executive Officer and Chief Operating Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the President/Chief Executive Officer and Chief Operating Officer/Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our President/Chief Executive Officer and Chief Operating Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s report on Internal Control over Financial Reporting:
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the President/Chief Executive Officer and Chief Operating Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2010.

This annual report on Form 10-K does not include an attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding internal controls over financial reporting.  Our internal control over financial reporting was not subject to such attestation as we are a smaller reporting company.

By	/s/ Daniel G. Keane	By	/s/ David B. Lupp
	Daniel G. Keane, President and Chief Executive Officer		David B. Lupp, Chief Operating Officer and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

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

Our executive officers, their ages, certain biographical information, their positions and offices with MOD-PAC, and the date each assumed their office with us is as follows as of March 1, 2011:

Daniel G. Keane - President and Chief Executive Officer - Age 45

Mr. Keane was first elected an officer of MOD-PAC in 1997.  He has held the position of President since 1998. In 2003 he was appointed Chief Executive Officer.  From 1993 to 1998 he served in various management capacities at MOD-PAC.  Mr. Keane holds a Bachelor of Arts in Economics modified with Mathematics from Dartmouth College and a M.B.A. from Duke University.

David B. Lupp - Chief Operating Officer and Chief Financial Officer - Age 54

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

Daniel J. Geary - Vice President – Finance - Age 40

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

Philip C. Rechin - Vice President - Sales- Age 47

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009, and 2008

Notes to Financial Statements

(a) (2).	Financial Statement Schedules

Schedule II    Valuation and qualifying accounts

All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

SCHEDULE II

MOD-PAC CORP.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
Year	Description	Balance at the Beginning of Period	(Credits) Charges to Costs and Expense	Write-offs / Recoveries	Balance at the End of Period
2010	Allowance for Doubtful Accounts	$155	$(33)	$(26)	$96
2009	Allowance for Doubtful Accounts	$170	$20	$(35)	$155
2008	Allowance for Doubtful Accounts	$76	$108	$(14)	$170

2010	Valuation Allowance - Deferred Tax Assets	$5,124	$(707)	$-	$4,417
2009	Valuation Allowance - Deferred Tax Assets	$4,600	$524	$-	$5,124
2008	Valuation Allowance - Deferred Tax Assets	$4,338	$262	$-	$4,600

2010	Inventory Reserve Allowance	$108	$41	$(41)	$108
2009	Inventory Reserve Allowance	$137	$70	$(99)	$108
2008	Inventory Reserve Allowance	$124	$65	$(52)	$137

(a) (3).	Exhibits

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation; incorporated by reference to exhibit 3.1 of the Registrant's, Form 10/A Registration Statement Dated January 28, 2003.

(b)	By-Laws, as amended; incorporated by reference to exhibit 3.2 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.1*	MOD-PAC CORP. 2002 Stock Option Plan; incorporated by reference to exhibit 10.6 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.2*	MOD-PAC CORP. 2002 Director Stock Option Plan; incorporated by reference to exhibit 10.8 the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.3*	MOD-PAC CORP. Employee Stock Purchase Plan; incorporated by reference to exhibit 10.7 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.4*	Employment Agreement with David B. Lupp; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated January 31, 2006.

10.5	Loan Agreement dated as of March 8, 2007 among MOD-PAC CORP. and KeyBank, National Association, as lender; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated March 9, 2007.

10.6*	Indemnification Agreement dated March 7, 2007, between MOD-PAC CORP. and Philip C. Rechin; incorporated by reference to exhibit 10.2 of the Registrant’s Form 8-K dated March 9, 2007.

10.7*	Form of Indemnification Agreement dated August 18, 2005, as executed by MOD-PAC CORP. and each of Daniel J. Geary, Daniel G. Keane, Kevin T. Keane, William G. Gisel, Jr., Robert J. McKenna and Howard Zemsky; incorporated by reference to exhibit 10.9 of the Registrant's Form 10-K dated March 5, 2009.

10.8*	Indemnification Agreement dated January 30, 2006, as executed by MOD-PAC CORP. and David B. Lupp; incorporated by reference to exhibit 10.10 of the Registrant's Form 10-K dated March 5, 2009.

10.9
Amendment to the Loan Agreement referenced in exhibit 10.5 dated January 14, 2008 between MOD-PAC CORP. and KeyBank, National Association, as lender; incorporated by reference to exhibit 10.11 of the Registrant's Form 10-K/A dated July 22, 2009.

10.10
Security Agreement to the Loan Agreement referenced in exhibit 10.5, between MOD-PAC CORP. and KeyBank, National Association, as lender; incorporated by reference to exhibit 10.12 of the Registrant's Form 10-K/A dated July 22, 2009.

10.11	Loan Agreement dated as of June 9, 2010 between MOD-PAC CORP. and Manufacturers and Traders Trust Company, as lender; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated June 14, 2010.

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2011.

MOD-PAC CORP.

By:	/s/ Daniel G. Keane
Daniel G. Keane, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel G. Keane	President, Chief Executive Officer and	March 1, 2011
Daniel G. Keane	Director
(Principal Executive Officer)

/s/ David B. Lupp	Chief Operating Officer and Chief Financial	March 1, 2011
David B. Lupp	Officer
(Principal Financial Officer)

/s/ Daniel J. Geary	Vice President of Finance	March 1, 2011
Daniel J. Geary	(Principal Accounting Officer)

/s/ Kevin T. Keane	Chairman of the Board of Directors	March 1, 2011
Kevin T. Keane

/s/ William G. Gisel, Jr.	Director	March 1, 2011
William G. Gisel Jr.

/s/ Robert J. McKenna	Director	March 1, 2011
Robert J. McKenna

/s/ Howard Zemsky	Director	March 1, 2011
Howard Zemsky