Form 10-Q
period 2011-04-02
MOD PAC CORP
filed 2011-05-03
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: April 2, 2011
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

______________________________________________________________
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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [    ]     No [ X ]

The number of shares outstanding of each class of common stock as of April 2, 2011 was:

Common Stock, $0.01 par value	2,739,355 shares

Class B Common Stock, $0.01 par value	609,864 shares

MOD-PAC CORP.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets
	April 2, 2011 and December 31, 2010	3

	Consolidated Statements of Income
	Three Months Ended April 2, 2011 and
	April 3, 2010	4

	Consolidated Statements of Cash Flows
	Three Months Ended April 2, 2011 and
	April 3, 2010	5

	Notes to Consolidated Financial
	Statements	6-10

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operation	11-13

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	(Removed and Reserved)	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		15

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
	(Unaudited)
	April 2, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$2,595	$3,440

Accounts receivable	5,924	5,003
Allowance for doubtful accounts	(93)	(96)
Net accounts receivable	5,831	4,907
Inventories	7,062	5,234
Prepaid expenses	546	440
Total current assets	16,034	14,021

Property, plant and equipment, at cost:
Land	1,170	1,170
Buildings and equipment	12,460	12,460
Machinery and equipment	48,875	48,697
Construction in progress	198	56
	62,703	62,383
Less accumulated depreciation	(48,835)	(48,114)
Net property, plant and equipment	13,868	14,269
Other assets	484	487
Totals assets	$30,386	$28,777

Current liabilities:
Current maturities of long-term debt	$89	$110
Accounts payable	2,877	1,302
Accrued expenses	463	939
Income taxes payable	102	40
Total current liabilities	3,531	2,391

Long-term debt	1,887	1,958
Other liabilities	24	24
Deferred income taxes	54	6
Total liabilities	5,496	4,379

Shareholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares,
issued 3,555,625 in 2011, 3,549,017 in 2010	36	35
Class B common stock, $.01 par value, authorized 5,000,000
shares, issued 609,864 in 2011, 616,472 in 2010	6	6
Additional paid-in capital	3,366	3,232
Retained earnings	28,482	28,125
Treasury stock at cost, 816,270 shares in 2011 and 2010	(7,000)	(7,000)
Total shareholders' equity	24,890	24,398

Total liabilities and shareholders' equity	$30,386	$28,777

See accompanying notes to financial statements

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands)	(Unaudited)
	Three Months Ended
	April 2, 2011	April 3, 2010
Revenue:
Net sales	$13,801	$11,884
Rental income	110	132
Total revenue	13,911	12,016

Costs and expenses:
Cost of products sold	11,664	10,220
Selling, general and administrative expenses	1,823	1,777
Income from operations	424	19
Interest expense	(49)	(53)
Other income	109	64
Income before taxes	484	30
Income tax expense	127	10
Net income	$357	$20

Income per share:
Basic	$0.11	$0.01
Diluted	$0.10	$0.01

See accompanying notes to financial statements

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	(Unaudited)
	Three Months Ended
	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net income	$357	$20
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	724	688
Provision for doubtful accounts	-	(26)
Stock option compensation expense	134	135
Deferred income taxes	47	-
Gain on disposal of assets	(13)	(38)
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(923)	172
Inventories	(1,828)	168
Prepaid expenses	(106)	(347)
Other liabilities	-	(3)
Accounts payable	1,575	(652)
Income taxes payable	63	-
Accrued expenses	(476)	(272)

Net cash used in operating activities	(446)	(155)

Cash flows from investing activities:
Proceeds from the sale of assets	13	123
Change in other assets	-	(5)
Capital expenditures	(320)	(263)

Net cash used in investing activities	(307)	(145)

Cash flows from financing activities:
Principal payments on long-term debt	(92)	(150)
Increase in restricted cash	-	(225)

Net cash used in financing activities	(92)	(375)

Net decrease in cash and cash equivalents	(845)	(675)

Cash and cash equivalents at beginning of year	3,440	3,780

Cash and cash equivalents at end of period	$2,595	$3,105

See accompanying notes to financial statements

MOD-PAC CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 2, 2011

(unaudited)

1)      Basis of Presentation

The Registrant, MOD-PAC CORP., is referred to in this Quarterly Report on Form 10-Q as “MOD-PAC” or "the Company" or in the nominative “we” or the possessive “our.”

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three-month period ended April 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted U.S. accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2010 annual report on Form 10-K.

Revenue is recognized when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product and is based on the applicable shipping terms.

2)      Product Line Net Sales

Product line net sales are as follows:

(in thousands)
	Three months ended
	April 2, 2011	April 3, 2010
Folding cartons:
Custom folding cartons	$10,489	$8,679
Stock packaging	2,615	2,502
Folding cartons sub-total	13,104	11,181

Personalized print	697	703

Total	$13,801	$11,884

3)      Income Per Share

The following table sets forth the computation of income per share:

(in thousands, except per share data)
	Three months ended
	April 2, 2011	April 3, 2010
Net income	$357	$20

Basic income per share weighted average shares	3,349	3,432
Net effect of diluted stock options	105	143
Diluted income (loss) per share weighted average shares	3,454	3,575

Basic income per share	$0.11	$0.01

Diluted income per share	$0.10	$0.01

For the three months ended April 2, 2011 and April 3, 2010, approximately 393 thousand and 397 thousand of common shares potentially issuable from the exercise of stock options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.

4)      Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method.

Inventories are as follows:

(in thousands)
	April 2, 2011	December 31, 2010
Finished goods	$3,064	$2,787
Work in progress	210	227
Raw material	3,788	2,220
Total inventory	$7,062	$5,234

5)      Income Taxes

The Company’s effective tax rate for the first quarter of 2011 was 26.2%. The effective tax rate was recorded at a rate lower than customary mainly due to alternative minimum tax credits. The Company’s effective tax rate for the first quarter of 2010 was 33.3%.

The Company's continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of April 2, 2011, the Company had no amounts accrued related to uncertain tax positions. The tax years 2007, 2008, 2009 and 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

6)      Stock-Based Compensation

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

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted average fair value of the options was $3.20 and $4.12 for options granted during the three months ended April 2, 2011 and April 3, 2010, respectively.  The following table provides the range of assumptions used to value stock options granted during the three months ended April 2, 2011 and April 3, 2010.

	Three Months Ended
	April 2, 2011	April 3, 2010
Expected volatility	77%	82%
Risk-free rate	2.2%	2.5%
Expected dividends	0%	0%
Expected term (in years)	5.5	5.5

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

A summary of the Company’s stock option activity and related information for the three months ended April 2, 2011 is as follows:

(aggregate intrinsic value in thousands)
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	717,666	$6.58	$567
Options granted	20,000	4.86
Options expired	(3,070)	7.74
Outstanding at April 2, 2011	734,596	$6.46	$942

Exercisable at April 2, 2011	557,596	$6.84	$654

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $6.00 as of April 2, 2011, which would have been received by the option holders had all option holders with an exercise price less than the market price been exercised as of that date.  There were no options exercised in the first three months of 2011.  The Company’s current policy is to issue additional new shares upon exercise of stock options.

The fair value of options vested since December 31, 2010 is $17 thousand. At April 2, 2011, total compensation costs related to non-vested awards not yet recognized was $349 thousand which will be recognized over a weighted average period of 1.4 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of April 2, 2011:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.68 to $5.62	397,045	7.9	$3.63	238,845	7.0	$3.26
$6.03 to $8.44	148,300	5.3	$7.66	133,700	3.9	$6.79
$10.00 to $11.73	132,474	4.8	$10.79	128,274	4.8	$10.82
$12.41 to $15.54	56,777	3.0	$13.01	56,777	3.0	$13.01
	734,596	6.5	$6.46	557,596	5.3	$6.84

7)      Capital Structure

The Company's Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first three months of 2011, 6,608 shares of Class B stock were converted to Common stock.

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

9)      Financial Instruments

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

10)    Long-Term Debt

Long-term debt includes the following:

(in thousands)
	April 2, 2011	December 31, 2010
Capital lease obligations:
Building - due in 2023; bears interest at 10%;
payable monthly	$1,800	$1,800
Equipment	48	55
	1,848	1,855
Less estimated current maturities	(27)	(27)
Capital lease obligations - long-term	1,821	1,828

Loans:
Equipment loans	128	143
Other	-	70
	128	213
Less estimated current maturities	(62)	(83)
Loans - long-term	66	130

Total long-term debt	$1,887	$1,958

11)    Assets Under Capital Leases Included in Property, Plant and Equipment

Assets under capital leases included in property, plant and equipment are summarized as follows:

(in thousands)
	April 2, 2011	December 31, 2010
Land	$400	$400
Building	4,148	4,148
Equipment	89	89
	4,637	4,637
Less accumulated depreciation	(1,156)	(1,104)

Net assets under capital leases	$3,481	$3,533

12)    Long-Lived Assets

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

Based on this testing, no asset impairment charges were recognized in the first quarter of 2011 or 2010.

13)    Line of Credit

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At April 2, 2011, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at April 2, 2011.  The amount of the line of credit that was unused and available to the Company at April 2, 2011 was $2.8 million.

14)    Legal Proceedings

The Company is a third party defendant in an action filed in Supreme Court, Erie County, New York (David George, Plaintiff v. Speedways Conveyors, Incorporated and H.M. Cross & Sons, Inc., Defendants and Speedways Conveyors, Incorporated, Third-Party Plaintiff v. Mod-Pac Corporation, Third-Party Defendant.  (Erie Co. Index No. 2003-8579 and 2003-8579 TP-1) by one of its employees for injuries he suffered during the course of his employment.  The parties have entered into a settlement with respect to this action, and the Company expects it to be resolved without any monetary contribution from the Company.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

In the first quarter of 2010, we continued to focus our resources on our growing custom folding carton line.  We believe that we are beginning to gain some traction in our sales and marketing efforts in this product line with the more concentrated approach we have applied since rationalizing our product lines and exiting the commercial print market in the second quarter of 2009. As a result of that rationalization, we also have realized a significant improvement in our operating performance.  Over the last two years, we lowered our cost structure, improved our operating efficiency and implemented sustainable improvements in every area of our business resulting in seven straight quarters of profitability.

Our custom folding carton customers are generally in the healthcare, confectionary, food and food service, and automotive industries, including private label manufacturers.  Our expertise in this market is our ability to run, on-demand, the specific quantities required by our customers as opposed to doing long runs and creating inventory and obsolescence challenges.  As a result, we do not require minimum print orders and are more flexible than most printers in addressing our customers’ needs.  This capability has served our private label customers, who may have several of the same carton requirements with varying print requirements for their customers, extremely well.

We also plan to continue developing our stock packaging and personalized print product lines.  Our stock packaging line, which serves primarily private confectionaries, is seasonal in nature and driven by the economy.  Nonetheless, we believe that we are a leader in this market with more than 4,000 customers that we serve around the world.

Our personalized print product line is focused on store, catalog and web sales.  Because we provide products such as personalized dinner and cocktail napkins, small boxes for sundries at events, and other celebration-type items for both the retail and corporate markets, this product line is heavily impacted by economic downturns.  We compete in personalized print with much larger companies, yet we have developed a strong brand as Krepe-Kraft among event planners and wedding coordinators.  Our website, www.partybasics.com, has had some success, and we also provide our products to third-party web stores as well.

REVENUE

For the first quarter of 2011 total revenue was $13.9 million compared with $12.0 million in 2010, an increase of 15.8%.  The custom folding carton product line sales were $10.5 million compared with $8.7 million in the first quarter of 2010.  The increase was mainly due to increased business from several large existing customers and business from two new customers, offset partially by decreased business with several existing customers. Sales of the Company’s stock packaging product line were $2.6 million compared with $2.5 million in the first quarter of 2010, up 4.5% primarily due to improved market conditions.  Personalized print sales for the first quarter of 2011 were $0.7 million, a decrease of 0.9%, mainly due to continued weakness in general business conditions.

EXPENSES AND MARGINS

Gross margin was 16.2% for the first quarter of 2011, an improvement from 14.9% in the first quarter of 2010. Improvement in gross margin is mainly due to operational leverage generated by increased product sales and graphics billings and decreased rental expense, offset partially by increased repairs expense and supplies expense.

Selling, general, and administrative costs were $1.8 million in the first quarter of 2011, an increase of 2.6% from the same period in the prior year. This increase was driven primarily by higher employee related costs, offset partially by lower professional service costs.

TAXES

The Company’s effective tax rate for the first quarter of 2011 was 26.2%. The effective tax rate was recorded at a rate lower than customary mainly due to alternative minimum tax credits. The Company’s effective tax rate for the first quarter of 2010 was 33.3%.

NET INCOME/LOSS AND INCOME/LOSS PER SHARE

The net income for the first quarter of 2011 was $357 thousand, compared with $20 thousand in the first quarter of 2010. The net income was due to the fluctuations discussed above.  Diluted income per share was $0.10 in the first quarter of 2011 and $0.01 in the first quarter of 2010.

LIQUIDITY

Cash and cash equivalents at April 2, 2011 decreased to $2.6 million from the $3.4 million balance at December 31, 2010.

The decrease in cash and cash equivalents during the first three months of 2011 was primarily the result of capital expenditures, pay-down of a loan and an increase in working capital requirements, offset partially by net income and other non-cash expenses.

Accounts payable increased $1.6 million during the first three months of 2011 primarily due to the timing of payments.

Accounts receivable increased $0.9 million during the first quarter of 2011, primarily due to the timing of payments from customers and an increase in sales volume during the first quarter of 2011.

Inventory increased by $1.9 million due to planned forward purchasing.

Capital expenditures, driven primarily by productivity improvement and upgrade investments, for the first three months of 2011 and 2010 were $0.3 million.  Depreciation and amortization for the first three months of 2011 and 2010 was $0.7 million.

There were no shares repurchased by the Company during the first three months of 2011.  The Company has authorization to repurchase 84,930 shares at April 2, 2011.  The closing price of the Company’s stock at April 2, 2010 was $6.00.  At this price, the repurchase of 84,930 shares would require $510 thousand.

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At April 2, 2011, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at April 2, 2011.  The amount of the line of credit that was unused and available to the Company at April 2, 2011 was $2.8 million.

The Company believes that cash and cash equivalents, which totaled $2.6 million at April 2, 2011, in combination with cash expected to be generated from operations, will be adequate for the Company to meet its obligations, other working capital requirements and capital expenditure needs for the balance of 2011.

COMMITMENTS

The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, or of any long-term commitments that would have a material adverse effect on its financial condition.

MARKET RISK

There has been no significant change in market risks since December 31, 2010.

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

Risks due to fluctuation in interest rates are not material to the Company at April 2, 2011 because of our limited exposure to floating rate debt.

Over 90% of the Company's power needs are met through natural gas.  The Company has investigated supply contracts of various lengths and currently it has supply arrangements for fixed prices on approximately 80% of its estimated usage through October 2011.  Historically, the price of natural gas has fluctuated widely. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur.  The Company has investigated and tested a back-up power source in the form of a rented transportable diesel-powered generator.

We have no foreign operations, nor do we transact any business in foreign currencies.  Accordingly, we have no foreign currency market risks.

The market risk that the Company was exposed to at December 31, 2010 was generally the same as described above.

CRITICAL ACCOUNTING POLICIES

There have been no changes in critical accounting policies in the current year from those disclosed in our 2010 Form 10-K.

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

The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a - 15(e) and 15(d) - 15(e) of the Securities Exchange Act of 1934, as of April 2, 2011.  Based on that evaluation, the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2011.

(b.)	Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings

We are a third party defendant in an action filed in Supreme Court, Erie County, New York (David George, Plaintiff v. Speedways Conveyors, Incorporated and H.M. Cross & Sons, Inc., Defendants and Speedways Conveyors, Incorporated, Third-Party Plaintiff v. Mod-Pac Corporation, Third-Party Defendant.  (Erie Co. Index No. 2003-8579 and 2003-8579 TP-1) by an employee for injuries he suffered during the course of his employment with us.  As we are a third-party defendant, we can be held liable only if the plaintiff is first able to establish liability against the primary defendant, a manufacturer of conveyors.  The parties have entered into a settlement agreement with respect to this action, and we expect it to be resolved without any monetary contribution from us.

Item 1A.              Risk Factors

There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 29, 2011	-	N/A	-	84,930
January 30 - February 26, 2011	-	N/A	-	84,930
February 27 - April 2, 2011	-	N/A	-	84,930
Total	-	N/A	-	84,930

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

(Registrant)

Date: May 3, 2011

By:	/s/ David B. Lupp
David B. Lupp
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)