Form 10-Q
period 2011-07-02
MOD PAC CORP
filed 2011-08-03
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 2, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number:  0-50063

MOD-PAC CORP.

(Exact Name of Registrant as Specified in its Charter)

New York (State or other jurisdiction of incorporation or organization)	16-0957153 (I.R.S. Employer Identification No.)

1801 Elmwood Avenue, Buffalo, New York (Address of principal executive office)	14207 (Zip Code)

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

The number of shares outstanding of each class of common stock as of July 2, 2011 was:

Common Stock, $0.01 par value                                                                                     2,745,251 shares

Class B Common Stock, $0.01 par value                                                                         607,568 shares

MOD-PAC CORP.

QUARTERLY REPORT ON FORM 10-Q

	TABLE OF CONTENTS
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets July 2, 2011 and December 31, 2010	3

	Consolidated Statements of Income Six Months Ended and Three Months Ended July 2, 2011 and July 3, 2010	4

	Consolidated Statements of Cash Flows Six Months Ended July 2, 2011 and July 3, 2010	5

	Notes to Consolidated Financial Statements	6-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11-13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	(Removed and Reserved)	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	July 2, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$3,438	$3,440

Accounts receivable	5,677	5,003
Allowance for doubtful accounts	(62)	(96)
Net accounts receivable	5,615	4,907
Refundable income taxes	82	-
Inventories	6,063	5,234
Prepaid expenses	469	440
Total current assets	15,667	14,021

Property, plant and equipment, at cost:
Land	1,170	1,170
Buildings and improvements	12,460	12,460
Machinery and equipment	49,103	48,697
Construction in progress	612	56
	63,345	62,383
Less accumulated depreciation	(49,563)	(48,114)
Net property, plant and equipment	13,782	14,269
Other assets	472	487
Totals assets	$29,921	$28,777

Current liabilities:
Current maturities of long-term debt	$91	$110
Accounts payable	1,599	1,302
Accrued expenses	781	939
Income taxes payable	-	40
Total current liabilities	2,471	2,391

Long-term debt	1,863	1,958
Other liabilities	26	24
Deferred income taxes	48	6
Total liabilities	4,408	4,379

Shareholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued 3,561,521 in 2011, 3,549,017 in 2010	36	35
Class B common stock, $.01 par value, authorized 5,000,000 shares, issued 607,568 in 2011, 616,472 in 2010	6	6
Additional paid-in capital	3,510	3,232
Retained earnings	28,961	28,125
Treasury stock at cost, 816,270 shares in 2011 and 2010	(7,000)	(7,000)
Total shareholders' equity	25,513	24,398

Total liabilities and shareholders' equity	$29,921	$28,777

See accompanying notes to financial statements

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands)	(Unaudited)
	Six Months Ended		Three Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Revenue:
Net sales	$27,082	$23,268	$13,281	$11,384
Rental income	224	269	114	137
Total revenue	27,306	23,537	13,395	11,521

Costs and expenses:
Cost of products sold	22,358	19,768	10,694	9,547
Selling, general and administrative expenses	3,771	3,657	1,948	1,880
Income from operations	1,177	112	753	94

Interest expense	(97)	(104)	(48)	(52)
Other income	145	72	36	8
Income before taxes	1,225	80	741	50
Income tax expense	389	14	262	4
Net income	$836	$66	$479	$46

Income per share:
Basic	$0.25	$0.02	$0.14	$0.01

Diluted	$0.24	$0.02	$0.14	$0.01

See accompanying notes to financial statements

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	(Unaudited)
	Six Months Ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net income	$836	$66
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,454	1,374
Provision for doubtful accounts	(11)	(34)
Stock option compensation expense	271	282
Deferred income taxes	42	-
Gain on disposal of assets	(49)	(33)
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(697)	(162)
Inventories	(828)	10
Prepaid expenses	(29)	(321)
Other liabilities	2	(12)
Accounts payable	299	(638)
Refundable income taxes	(122)	-
Accrued expenses	(158)	(212)

Net cash provided by operating activities	1,010	320

Cash flows from investing activities:
Proceeds from the sale of assets	49	131
Change in other assets	9	(5)
Capital expenditures	(962)	(965)

Net cash used in investing activities	(904)	(839)

Cash flows from financing activities:
Principal payments on long-term debt	(114)	(371)
Proceeds from the issuance of stock	6	-
Deferred financing fees	-	(17)

Net cash used in financing activities	(108)	(388)

Net decrease in cash and cash equivalents	(2)	(907)

Cash and cash equivalents at beginning of year	3,440	3,780

Cash and cash equivalents at end of period	$3,438	$2,873

See accompanying notes to financial statements

MOD-PAC CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JULY 2, 2011

(unaudited)

1)      Basis of Presentation

The Registrant, MOD-PAC CORP., is referred to in this Quarterly Report on Form 10-Q as “MOD-PAC” or "the Company" or in the nominative “we” or the possessive “our.”

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six-month period ended July 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

2)      Product Line Net Sales

Product line net sales are as follows:

(in thousands)
	Six Months Ended		Three Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Folding cartons:
Custom folding cartons	$21,322	$17,715	$10,833	$9,036
Stock packaging	4,267	3,994	1,652	1,492
Folding cartons sub-total	25,589	21,709	12,485	10,528

Personalized print	1,493	1,559	796	856

Total	$27,082	$23,268	$13,281	$11,384

3)      Income Per Share

The following table sets forth the computation of income per share:

(in thousands, except per share data)
	Six Months Ended		Three Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$836	$66	$479	$46

Basic income per share weighted average shares	3,350	3,432	3,352	3,432
Net effect of diluted stock options	118	143	130	143
Diluted income per share weighted average shares	3,468	3,575	3,482	3,575

Basic income per share	$0.25	$0.02	$0.14	$0.01

Diluted income per share	$0.24	$0.02	$0.14	$0.01

For the six months ended July 2, 2011 and July 3, 2010, approximately 325 thousand and 397 thousand of common shares potentially issuable from the exercise of stock options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.

4)       Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method.

Inventories are as follows:

(in thousands)
	July 2, 2011	December 31, 2010
Finished goods	$3,270	$2,787
Work in progress	286	227
Raw material	2,507	2,220
Total inventory	$6,063	$5,234

5)      Income Taxes

The Company’s effective tax rate for the second quarter and first six months of 2011 was 35.4% and 31.8%, respectively.  The effective tax rate for the first six months was recorded at a rate lower than customary mainly due to alternative minimum tax credits.  The Company’s effective tax rate for the second quarter and first six months of 2010 was 8.0% and 17.5%, respectively.  Tax expense for the second quarter and first six months of 2010 related solely to federal and state minimum taxes as a result of utilization of available net operating loss carry-forwards for which a valuation allowance was recorded.

The Company's continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of July 2, 2011, the Company had no amounts accrued related to uncertain tax positions. The tax years 2007, 2008, 2009 and 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted average fair value of the options was $3.20 and $4.12 for options granted during the six months ended July 2, 2011 and July 3, 2010, respectively.  The following table provides the range of assumptions used to value stock options granted during the six months ended July 2, 2011 and July 3, 2010.

	Six Months Ended
	July 2, 2011	July 3, 2010
Expected volatility	77%	82%
Risk-free rate	2.2%	2.5%
Expected dividends	0%	0%
Expected term (in years)	5.5	5.5

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

A summary of the Company’s stock option activity and related information for the six months ended July 2, 2011 is as follows:

(aggregate intrinsic value in thousands)
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	717,666	$6.58	$567
Options granted	20,000	4.86
Options expired	(15,347)	11.48
Options exercised	(3,600)	1.85
Outstanding at July 2, 2011	718,719	$6.38	$923

Exercisable at July 2, 2011	591,719	$6.57	$704

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $5.99 as of July 2, 2011, which would have been received by the option holders had all option holders with an exercise price less than the market price been exercised as of that date. The Company’s current policy is to issue additional new shares upon exercise of stock options.

The fair value of options vested since December 31, 2010 is $171 thousand. At July 2, 2011, total compensation costs related to non-vested awards not yet recognized was $227 thousand which will be recognized over a weighted average period of 1.6 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of July 2, 2011:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.68 to $5.62	393,445	7.7	$3.64	285,245	7.2	$3.52
$6.03 to $8.44	148,300	5.1	$7.66	133,700	3.6	$6.79
$10.00 to $11.73	132,474	4.5	$10.79	128,274	4.5	$10.82
$12.41 to $15.54	44,500	3.3	$13.17	44,500	3.6	$13.17
	718,719	6.3	$6.38	591,719	5.6	$6.57

7)      Capital Structure

The Company's Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first six months of 2011, 8,904 shares of Class B stock were converted to Common stock.

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

10)     Long-Term Debt

Long-term debt includes the following:

(in thousands)
	July 2, 2011	December 31, 2010
Capital lease obligations:

Building - due in 2023; bears interest at 10%; payable monthly	$1,800	$1,800
Equipment	41	55
	1,841	1,855
Less estimated current maturities	(28)	(27)
Capital lease obligations - long-term	1,813	1,828

Loans:
Equipment loans	113	143
Other	-	70
	113	213
Less estimated current maturities	(63)	(83)
Loans - long-term	50	130

Total long-term debt	$1,863	$1,958

11)    Assets Under Capital Leases Included in Property, Plant and Equipment

Assets under capital leases included in property, plant and equipment are summarized as follows:

(in thousands)
	July 2, 2011	December 31, 2010
Land	$400	$400
Building	4,148	4,148
Equipment	89	89
	4,637	4,637
Less accumulated depreciation	(1,209)	(1,104)

Net assets under capital leases	$3,428	$3,533

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

Based on this testing, no asset impairment charges were recognized in the first six months of 2011 or 2010.

13)    Line of Credit

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At July 2, 2011, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at July 2, 2011.  The amount of the line of credit that was unused and available to the Company at July 2, 2011 was $2.8 million.

14)    Legal Proceedings

The Company was a third party defendant in an action filed in Supreme Court, Erie County, New York (David George, Plaintiff v. Speedways Conveyors, Incorporated and H.M. Cross & Sons, Inc., Defendants and Speedways Conveyors, Incorporated, Third-Party Plaintiff v. Mod-Pac Corporation, Third-Party Defendant.  (Erie Co. Index No. 2003-8579 and 2003-8579 TP-1) by one of its employees for injuries he suffered during the course of his employment.  The action has been settled without any monetary contribution from the Company.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

In the second quarter of 2011, we continued to focus our resources on our growing custom folding carton line.  We believe that we are beginning to gain some traction in our sales and marketing efforts in this product line with the more concentrated approach we have applied since rationalizing our product lines and exiting the commercial print market in the second quarter of 2009. As a result of that rationalization, we also have realized a significant improvement in our operating performance.  Over the last two years, we lowered our cost structure, improved our operating efficiency and implemented sustainable improvements in every area of our business resulting in two full years of profitability.

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

We also plan to continue developing our stock packaging and personalized print product lines.  Our stock packaging line, which serves primarily private confectionaries, is seasonal in nature and driven by the economy.  Nonetheless, we believe that we are a leader in this market with more than 3,000 customers that we serve primarily in the United States.

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

REVENUE

For the second quarter of 2011, total revenue was $13.4 million compared with $11.5 million in 2010, an increase of 16.3%.  The custom folding carton product line sales were $10.8 million compared with $9.0 million in the second quarter of 2010.  The 19.9% increase was mainly due to increased business from several large existing customers, business from three new customers and increased waste sales due to improved market conditions, offset partially by decreased business with several existing customers. Sales of the Company’s stock packaging product line were $1.7 million compared with $1.5 million in the second quarter of 2010, up 10.7%, primarily due to improved market conditions.  Personalized print sales for the second quarter of 2011 were $0.8 million, a decrease of 7.0%, mainly due to continued weakness in this market.

For the first six months of 2011, total revenue was $27.3 million, compared with $23.5 million in 2010, an increase of 16.0%.  The custom folding cartons product line sales were $21.3 million compared with $17.7 million in 2010. The increase of 20.4% was mainly due to increased business from several large existing customers, business from three new customers and increased waste sales due to improved market conditions, offset partially by decreased business from several large customers.  Sales of the Company’s stock packaging product line were $4.3 million, compared with $4.0 million in the prior year, an increase of 6.8% mainly due to improved general business conditions.  Personalized print sales for the first six months of 2011 were $1.5 million, a decrease of 4.2% compared to the in the same period of 2010, primarily due to continued weakness in the market.

EXPENSES AND MARGINS

Gross margin was 20.2% for the second quarter of 2011, an improvement from 17.1% in the second quarter of 2010. Improvement in gross margin is mainly due to operational leverage generated by increased product sales, increased waste sales due to improved market conditions and decreased rental expense, offset partially by increased repairs expense, raw material costs and supplies costs.

Selling, general, and administrative (“SG&A”) costs were $1.9 million in the second quarter of 2011, an increase of 3.6% from the same period in the prior year. This increase was driven primarily by higher employee related costs, offset partially by lower professional service costs.

Gross margin was 18.1% for the first six months of 2011, compared to 16.0% for the same period of 2010. The improvement from the prior year is mainly due to operational leverage generated by increased product sales, increased waste sales due to improved market conditions and decreased rental expense, offset partially by increased repairs expense, raw material costs and supplies costs.

SG&A costs increased 3.1% to $3.8 million in the first six months of 2011 from $3.7 million during the same period in the prior year. This increase was primarily the result of higher employee related costs, offset partially by lower professional service costs.

TAXES

The Company’s effective tax rate for the second quarter and first six months of 2011 was 35.4% and 31.8%, respectively.  The effective tax rate for the first six months was recorded at a rate lower than customary mainly due to alternative minimum tax credits.  The Company’s effective tax rate for the second quarter and first six months of 2010 was 8.0% and 17.5%, respectively.  Tax expense for the second quarter and first six months of 2010 related solely to federal and state minimum taxes as a result of utilization of available net operating loss carry-forwards for which a valuation allowance was recorded.

NET INCOME AND INCOME PER SHARE

The net income for the second quarter of 2011 was $479 thousand, compared with net income of $46 thousand in the second quarter of 2010. The net income was due to the fluctuations discussed above.  Diluted income per share was $0.14 in the second quarter of 2011 and $0.01 in the second quarter of 2010.

The net income for the first six months of 2011 was $836 thousand or $0.24 per diluted share, compared with $66 thousand, or $0.02 per diluted share, in the first six months of 2010. This net income was due to the fluctuations discussed above.

LIQUIDITY

Cash and cash equivalents at July 2, 2011 was relatively unchanged from the $3.4 million balance at December 31, 2010.

Accounts payable increased $0.3 million during the first six months of 2011 primarily due to the timing of purchases and payments.

Accounts receivable decreased by $0.7 million during the first six months of 2011, primarily due to the timing of payments from customers.

Inventory increased by $0.8 million mainly due to planned forward purchasing.

Capital expenditures, driven primarily by productivity improvement and upgrade investments, for the first six months of 2011 and 2010 were $1.0 million in both years.  Depreciation and amortization for the first six months of 2011 and 2010 was $1.5 million and $1.4 million, respectively.

The Company made estimated tax payments of $0.5 million during the first six months of 2011.

There were no shares repurchased by the Company during the first six months of 2011.  The Company has authorization to repurchase 200,000 shares at July 2, 2011.  The closing price of the Company’s stock at July 2, 2011 was $5.99.  At this price, the repurchase of 200,000 shares would require $1.2 million.

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At July 2, 2011, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at July 2, 2011.  The amount of the line of credit that was unused and available to the Company at July 2, 2011 was $2.8 million.

The Company believes that cash and cash equivalents, which totaled $3.4 million at July 2, 2011, in combination with cash expected to be generated from operations, will be adequate for the Company to meet its obligations, other working capital requirements and capital expenditure needs for the foreseeable future.

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

Risks due to fluctuation in interest rates are not material to the Company at July 2, 2011 because of our limited exposure to floating rate debt.

Over 90% of the Company's power needs are met through natural gas.  The Company has investigated supply contracts of various lengths and currently it has supply arrangements for fixed prices on approximately 80% of its estimated usage through October 2011 and 45% of its usage from November 2011 to October 2012.  Historically, the price of natural gas has fluctuated widely. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur.  The Company has investigated and tested a back-up power source in the form of a rented transportable diesel-powered generator.

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

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4.                 Controls and Procedures

(a.)   Evaluation of Disclosure Controls and Procedures:

The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a - 15(e) and 15(d) - 15(e) of the Securities Exchange Act of 1934, as of July 2, 2011.  Based on that evaluation, the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2011.

(b.)   Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the first half of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

We were a third party defendant in an action filed in Supreme Court, Erie County, New York (David George, Plaintiff v. Speedways Conveyors, Incorporated and H.M. Cross & Sons, Inc., Defendants and Speedways Conveyors, Incorporated, Third-Party Plaintiff v. Mod-Pac Corporation, Third-Party Defendant.  (Erie Co. Index No. 2003-8579 and 2003-8579 TP-1) by an employee for injuries he suffered during the course of his employment with us. The action has been settled without any monetary contribution from the Company.

Item 1A. Risk Factors

There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 3 - April 30, 2011	-	N/A	-	84,930
May 1 - May 28, 2011	-	N/A	-	200,000
May 29 - July 2, 2011	-	N/A	-	200,000
Total	-	N/A	-	200,000

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

Date: August 3, 2011

By:	/s/ David B. Lupp
David B. Lupp
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)