Form 10-Q
period 2011-10-01
MOD PAC CORP
filed 2011-11-02
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: October 1, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number:  0-50063
MOD-PAC CORP.

(Exact Name of Registrant as Specified in its Charter)

New York (State or other jurisdiction of incorporation or organization) 1801 Elmwood Avenue, Buffalo, New York (Address of principal executive office)	16-0957153 (I.R.S. Employer Identification No.) 14207 (Zip Code)

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

The number of shares outstanding of each class of common stock as of October 1, 2011 was:

Common Stock, $0.01 par value                                                                                     2,571,207 shares

Class B Common Stock, $0.01 par value                                                                                        599,073 shares

MOD-PAC CORP.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets
	October 1, 2011 and December 31, 2010	3

	Consolidated Statements of Income
	Nine Months Ended and Three Months Ended
	October 1, 2011 and October 2, 2010	4

	Consolidated Statements of Cash Flows
	Nine Months Ended October 1, 2011 and
	October 2, 2010	5

	Notes to Consolidated Financial
	Statements	6-10

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operation	11-13

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	(Removed and Reserved)	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	(Unaudited)
	October 1, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$2,207	$3,440

Accounts receivable	6,001	5,003
Allowance for doubtful accounts	(61)	(96)
Net accounts receivable	5,940	4,907
Inventories	7,584	5,234
Prepaid expenses	368	440
Total current assets	16,099	14,021

Property, plant and equipment, at cost:
Land	1,170	1,170
Buildings and improvements	12,460	12,460
Machinery and equipment	49,555	48,697
Construction in progress	1,108	56
	64,293	62,383
Less accumulated depreciation	(50,301)	(48,114)
Net property, plant and equipment	13,992	14,269
Other assets	469	487
Total assets	$30,560	$28,777

Current liabilities:
Current maturities of long-term debt	$91	$110
Accounts payable	2,248	1,302
Accrued expenses	1,008	939
Income taxes payable	90	40
Total current liabilities	3,437	2,391

Long-term debt	1,841	1,958
Other liabilities	26	24
Deferred income taxes	63	6
Total liabilities	5,367	4,379

Shareholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued 3,570,016 in 2011, 3,549,017 in 2010	36	35
Class B common stock, $.01 par value, authorized 5,000,000 shares, issued 599,073 in 2011, 616,472 in 2010	6	6
Additional paid-in capital	3,575	3,232
Retained earnings	29,586	28,125
Treasury stock at cost, 998,809 shares in 2011 and 816,270 in 2010	(8,010)	(7,000)
Total shareholders' equity	25,193	24,398

Total liabilities and shareholders' equity	$30,560	$28,777

See accompanying notes to financial statements

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)	(Unaudited)
	Nine Months Ended		Three Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Revenue:
Net sales	$41,331	$35,535	$14,249	$12,267
Rental income	335	382	111	113
Total revenue	41,666	35,917	14,360	12,380

Costs and expenses:
Cost of products sold	33,890	29,405	11,532	9,638
Selling, general and administrative expenses	5,561	5,362	1,790	1,705
Income from operations	2,215	1,150	1,038	1,037

Interest expense	(145)	(148)	(48)	(44)
Other income	145	83	-	11
Income before taxes	2,215	1,085	990	1,004
Income tax expense	754	19	365	4
Net income	$1,461	$1,066	$625	$1,000

Income per share:
Basic	$0.44	$0.31	$0.19	$0.29

Diluted	$0.42	$0.30	$0.18	$0.28

See accompanying notes to financial statements

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	(Unaudited)
	Nine Months Ended
	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net income	$1,461	$1,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,198	2,079
Provision for doubtful accounts	(12)	(29)
Stock option compensation expense	337	347
Deferred income taxes	57	-
Gain on disposal of assets	(49)	(34)
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(1,019)	(875)
Inventories	(2,350)	(1,109)
Prepaid expenses	72	(230)
Other liabilities	2	(13)
Accounts payable	946	(952)
Income taxes payable	50	-
Accrued expenses	69	(24)

Net cash provided by operating activities	1,762	226

Cash flows from investing activities:
Proceeds from the sale of assets	49	131
Change in other assets	8	(5)
Capital expenditures	(1,912)	(1,242)

Net cash used in investing activities	(1,855)	(1,116)

Cash flows from financing activities:
Principal payments on long-term debt	(136)	(400)
Proceeds from the issuance of stock	6	-
Purchase of stock for treasury	(1,010)	(232)
Deferred financing fees	-	(21)

Net cash used in financing activities	(1,140)	(653)

Net decrease in cash and cash equivalents	(1,233)	(1,543)

Cash and cash equivalents at beginning of year	3,440	3,780

Cash and cash equivalents at end of period	$2,207	$2,237

See accompanying notes to financial statements

MOD-PAC CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED OCTOBER 1, 2011

(unaudited)

1)      Basis of Presentation

The Registrant, MOD-PAC CORP., is referred to in this Quarterly Report on Form 10-Q as “MOD-PAC” or "the Company" or in the nominative “we” or the possessive “our.”

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine-month period ended October 1, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

2)      Product Line Net Sales

Product line net sales are as follows:

(in thousands)
	Nine Months Ended		Three Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Folding cartons:
Custom folding cartons	$32,527	$26,966	$11,205	$9,251
Stock packaging	6,586	6,253	2,319	2,259
Folding cartons sub-total	39,113	33,219	13,524	11,510

Personalized print	2,218	2,316	725	757

Total	$41,331	$35,535	$14,249	$12,267

3)      Income Per Share

The following table sets forth the computation of income per share:

(in thousands, except per share data)
	Nine Months Ended		Three Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$1,461	$1,066	$625	$1,000

Basic weighted average shares outstanding	3,323	3,424	3,269	3,410
Net effect of diluted stock options	119	135	123	119
Diluted weighted average shares outstanding	3,442	3,559	3,392	3,529

Basic income per share	$0.44	$0.31	$0.19	$0.29

Diluted income per share	$0.42	$0.30	$0.18	$0.28

For the nine months ended October 1, 2011 and October 2, 2010, approximately 325 thousand and 396 thousand of common shares potentially issuable from the exercise of stock options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.

4)       Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method.

Inventories are as follows:

(in thousands)
	October 1, 2011	December 31, 2010
Finished goods	$3,847	$2,787
Work in progress	291	227
Raw material	3,446	2,220
Total inventory	$7,584	$5,234

5)      Income Taxes

The Company’s effective tax rate for the third quarter and first nine months of 2011 was 36.9% and 34.0%, respectively.  The Company’s effective tax rate for the third quarter and first nine months of 2010 was 0.4% and 1.8%, respectively. The effective tax rate for the first nine months and third quarter of 2010 was recorded at a rate lower than customary mainly due to the utilization of available net operating loss carry-forward credits for which a full valuation allowance was previously recorded.

The Company's continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 1, 2011, the Company had no amounts accrued related to uncertain tax positions. The tax years 2007, 2008, 2009 and 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted average fair value of the options was $3.20 and $4.12 for options granted during the nine months ended October 1, 2011 and October 2, 2010, respectively.  The following table provides the range of assumptions used to value stock options granted during the nine months ended October 1, 2011 and October 2, 2010.

	Nine Months Ended
	October 1, 2011	October 2, 2010
Expected volatility	77%	82%
Risk-free rate	2.2%	2.5%
Expected dividends	0%	0%
Expected term (in years)	5.5	5.5

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

A summary of the Company’s stock option activity and related information for the nine months ended October 1, 2011 is as follows:
(aggregate intrinsic value in thousands)
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	717,666	$6.58	$567
Options granted	20,000	4.86
Options forfeited	(1,750)	4.49
Options expired	(15,347)	11.48
Options exercised	(3,600)	1.85
Outstanding at October 1, 2011	716,969	$6.38	$795

Exercisable at October 1, 2011	611,519	$6.71	$628

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $5.67 as of October 1, 2011, which would have been received by the option holders had all option holders with an exercise price less than the market price been exercised as of that date. The Company’s current policy is to issue additional new shares upon exercise of stock options.

The fair value of options vested since December 31, 2010 is $235 thousand. At October 1, 2011, total compensation costs related to non-vested awards not yet recognized was $183 thousand which will be recognized over a weighted average period of 2.0 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of October 1, 2011:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.68 to $5.62	391,695	7.4	$3.64	305,045	7.1	$3.61
$6.03 to $8.44	148,300	4.8	$7.66	133,700	4.7	$7.69
$10.00 to $11.73	132,474	4.3	$10.79	128,274	4.3	$10.82
$12.41 to $15.54	44,500	3.3	$13.17	44,500	3.3	$13.17
	716,969	6.1	$6.38	611,519	5.7	$6.71

7)      Capital Structure

The Company's Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first nine months of 2011, 17,399 shares of Class B stock were converted to Common stock.

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

10)    Long-Term Debt

Long-term debt includes the following:
(in thousands)
	October 1, 2011	December 31, 2010
Capital lease obligations:
Building - due in 2023; bears interest at
10%; payable monthly	$1,800	$1,800
Equipment	34	55
	1,834	1,855
Less estimated current maturities	(27)	(27)
Capital lease obligations - long-term	1,807	1,828

Loans:
Equipment loans	98	143
Other	-	70
	98	213
Less estimated current maturities	(64)	(83)
Loans - long-term	34	130

Total long-term debt	$1,841	$1,958

11)       Assets Under Capital Leases Included in Property, Plant and Equipment

Assets under capital leases included in property, plant and equipment are summarized as follows:
(in thousands)
	October 1, 2011	December 31, 2010
Land	$400	$400
Building	4,148	4,148
Equipment	89	89
	4,637	4,637
Less accumulated depreciation	(1,261)	(1,104)

Net assets under capital leases	$3,376	$3,533

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

Based on this testing, no asset impairment charges were recognized in the first nine months of 2011 or 2010.

13)     Line of Credit

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At October 1, 2011, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at October 1, 2011.  The amount of the line of credit that was unused and available to the Company at October 1, 2011 was $2.8 million.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

In the third quarter of 2011, we continued to focus our resources on our growing custom folding carton line.  We believe that we are beginning to gain some traction in our sales and marketing efforts in this product line with the more concentrated approach we have applied since rationalizing our product lines and exiting the commercial print market in the second quarter of 2009. As a result of that rationalization, we also have realized a significant improvement in our operating performance.  Over the last two years, we lowered our cost structure, improved our operating efficiency and implemented sustainable improvements in every area of our business resulting in more than two full years of profitability.

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

REVENUE

For the third quarter of 2011, total revenue was $14.4 million compared with $12.4 million in 2010, an increase of 16.0%.  The custom folding carton product line sales were $11.2 million compared with $9.3 million in the third quarter of 2010.  The 21.1% increase was mainly due to increased business from several large existing customers, business from two new customers and increased waste sales due to improved market conditions, offset partially by decreased business with several existing customers. Sales of the Company’s stock packaging product line were $2.3 million in the third quarter of 2011, up 2.7% from the third quarter of 2010, primarily due to improved market conditions.  Personalized print sales for the second quarter of 2011 were $0.7 million compared with $0.8 million in 2010, a decrease of 4.2%, mainly due to continued weakness in this market.

For the first nine months of 2011, total revenue was $41.7 million, compared with $35.9 million in 2010, an increase of 16.0%.  The custom folding cartons product line sales were $32.5 million compared with $27.0 million in 2010. The increase of 20.6% was mainly due to increased business from several large existing customers, business from three new customers and increased waste sales due to improved market conditions, offset partially by decreased business from several large customers.  Sales of the Company’s stock packaging product line were $6.6 million, compared with $6.3 million in the prior year, an increase of 5.3% mainly due to improved general business conditions.  Personalized print sales for the first nine months of 2011 were $2.2 million, a decrease of 4.2% compared to the in the same period of 2010, primarily due to continued weakness in the market.

EXPENSES AND MARGINS

Gross margin was 19.7% for the third quarter of 2011, compared with 22.1% in the third quarter of 2010. Gross margin in 2011 was negatively affected by increased paperboard, repairs, supplies costs and sales mix, offset, partially, by decreased rental expense and operational leverage generated by increased product sales.

Selling, general, and administrative (“SG&A”) costs were $1.8 million in the third quarter of 2011, an increase of 5.0% from the same period in the prior year. This increase was driven primarily by higher selling commissions.

Gross margin was 18.7% for the first nine months of 2011, compared to 18.1% for the same period of 2010. Operational leverage generated by increased product sales had a positive impact on gross margin.  Gross margin was also positively affected by decreased rental expense, offset partially by increased repairs, supplies and paperboard costs, depreciation expense and sales mix.

SG&A costs increased 3.7% to $5.6 million in the first nine months of 2011 from $5.4 million during the same period in the prior year. This increase was primarily the result of increased employee related costs and selling commissions offset partially by decreased professional services costs.

TAXES

The Company’s effective tax rate for the third quarter and first nine months of 2011 was 36.9% and 34.0%, respectively.  The Company’s effective tax rate for the third quarter and first nine months of 2010 was 0.4% and 1.8%, respectively. The effective tax rate for the first nine months and third quarter of 2010 was recorded at a rate lower than customary mainly due to the utilization of available net operating loss carry-forward credits for which a full valuation allowance was previously recorded.

NET INCOME AND INCOME PER SHARE

The net income for the third quarter of 2011 was $625 thousand, compared with net income of $1.0 million in the third quarter of 2010. The net income was due to the fluctuations discussed above.  Diluted income per share was $0.18 in the third quarter of 2011 and $0.28 in the third quarter of 2010.

The net income for the first nine months of 2011 was $1.5 million or $0.42 per diluted share, compared with $1.1 million, or $0.30 per diluted share, in the first nine months of 2010. This net income was due to the fluctuations discussed above.

LIQUIDITY

Cash and cash equivalents at October 1, 2011 was $2.2 million, which was down from the $3.4 million balance at December 31, 2010 for the reasons set forth below.

Accounts payable increased $0.9 million during the first nine months of 2011, primarily due to the timing of purchases and payments.

Accounts receivable increased by $1.0 million during the first nine months of 2011, primarily due to increased sales and the timing of payments from customers.

Inventory increased by $2.4 million mainly due to build-up of raw material and finished goods to satisfy customer needs.

Capital expenditures, driven primarily by productivity improvement and capacity investments, for the first nine months of 2011 and 2010 were $1.9 million and $1.2 million, respectively.  Depreciation and amortization for the first nine months of 2011 and 2010 was $2.2 million and $2.1 million, respectively.

The Company made estimated tax payments of $0.6 million during the first nine months of 2011.  This is less than the 2011 year to date tax expense of $0.8 million due to the utilization of available net operating loss carry-forwards for which a valuation allowance was previously recorded.

There were 182,539 shares repurchased by the Company during the first nine months of 2011.  The Company has authorization to repurchase 200,000 shares at October 1, 2011.  The closing price of the Company’s stock at October 1, 2011 was $5.67.  At this price, the repurchase of 200,000 shares would require $1.1 million.

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At October 1, 2011, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at October 1, 2011.  The amount of the line of credit that was unused and available to the Company at October 1, 2011 was $2.8 million.

The Company believes that cash and cash equivalents, which totaled $2.2 million at October 1, 2011, in combination with cash expected to be generated from operations, will be adequate for the Company to meet its obligations, other working capital requirements and capital expenditure needs for the foreseeable future.

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

Risks due to fluctuation in interest rates are not material to the Company at October 1, 2011 because of our limited exposure to floating rate debt.

Over 90% of the Company's power needs are met through natural gas.  The Company has investigated supply contracts of various lengths and currently it has supply arrangements for fixed prices on approximately 80% of its estimated usage through October 2011 and 100% of its usage from November 2011 to October 2012.  Historically, the price of natural gas has fluctuated widely. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur.  The Company has investigated and tested a back-up power source in the form of a rented transportable diesel-powered generator.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4.  Controls and Procedures

(a.)   Evaluation of Disclosure Controls and Procedures:

The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a - 15(e) and 15(d) - 15(e) of the Securities Exchange Act of 1934, as of October 1, 2011.  Based on that evaluation, the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2011.

(b.)  Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the first nine months of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.               Risk Factors

There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
Period	(a) Total Number of Shares (or Units) Purchased	b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 3 - July 30, 2011	-	N/A	-	200,000
July 31 - August 27, 2011	182,539	$5.53	182,539	200,000
August 28 - October 1, 2011	-	N/A	-	200,000
Total	182,539	$5.53	182,539	200,000

Item 3.                 Defaults Upon Senior Securities
      Not applicable.

Item 4.                 (Removed and Reserved)

Item 5.                 Other Information
           Not applicable.

Item 6.                 Exhibits

Exhibit 31.1	Section 302 Certification - President and Chief Executive Officer
Exhibit 31.2	Section 302 Certification – Chief Operating Officer and Chief Financial Officer
Exhibit 32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS*	XBRL Instance Document
Exhibit 101.SCH*	XBRL Taxonomy Extension Schema
Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOD-PAC CORP,
(Registrant)

Date: November 2, 2011

By:	/s/ David B. Lupp
David B. Lupp
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)