Form 10-K
period 2011-12-31
MOD PAC CORP
filed 2012-02-21
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2011
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number:  0-50063
MOD-PAC CORP.
(Exact Name of Registrant as Specified in its Charter)

New York (State or other jurisdiction of incorporation or organization)	16-0957153 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

As of February 1, 2012, 3,207,629 shares were outstanding, consisting of 2,632,952 shares of Common Stock $.01 Par value and 574,677 shares of Class B Stock $.01 Par Value. The aggregate market value, as of July 2, 2011, of the shares of Common Stock and Class B Stock of MOD-PAC CORP. held by non-affiliates was approximately $14,957,114 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2012 are incorporated by reference into Part III of this Report.

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

Item 1.                 BUSINESS

Description of the Business

MOD-PAC is a high value-added, on-demand print services firm that is focused on the design and manufacture of folding cartons for a variety of industries. MOD-PAC creates Custom Folding Cartons for branded and private label consumer products in the food and food service, healthcare, medical and automotive industries, while our line of Stock Packaging products currently is offered primarily to the retail confectionary industry.  We also have a small Personalized Print product line that provides a comprehensive offering for consumer and corporate social occasions.

Folding Cartons [represented approximately 95% of our product revenue in 2011]:

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

Personalized Print Services [represented approximately 5% of our product revenue in 2011]:

We produce a wide variety of customized products for both the corporate and consumer markets. Our product offerings include invitations, napkins, announcements, bags, boxes and other accessory products for all social occasions such as corporate events, weddings, bar/bat mitzvahs, graduations and anniversaries.  We are able to leverage our operational capabilities to deliver smaller quantities of customized personalized print products with short turn around times to meet the highly variable needs of our customers. Our channels to market include primarily retailers, such as bridal and gift shops, and branded internet web resellers. We also sell through our own websites, partybasics.com and myweddingbasics.com, and through our retail outlet store located within our facility.

MOD-PAC provides specific value-added qualities with its products and services in order to contribute to the success of our customers. These include the following:

•	Strong, service-based customer relationships;

•	Reliability and premium quality that comes from many decades of reputable experience;

•	Our high level of responsiveness to address our customers’ needs, offering innovative packaging solutions, products and services on-demand, with short lead times from order entry to delivery;

•	One stop shopping with wide ranging products and services,

•	Integrated manufacturing and technology capabilities; and

•	Our ability to service order sizes from “hundreds” to “millions” of pieces, allowing our customers to order in their desired, not forced, quantities.

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

General Development of Business

Originally established as a paperboard packaging company in 1881, MOD-PAC was acquired by Astronics Corporation in 1972, and then later spun-off from it on March 14, 2003.  The spin-off was accomplished by means of a one-for-two distribution ("the Distribution") of all of the outstanding shares of MOD-PAC's common stock and Class B stock to shareholders of Astronics.  At the time of the Distribution, MOD-PAC became a separately traded, publicly held company.

During the early 2000’s the Company expanded into commercial print, but in June 2009, we rationalized our product lines in order to refine our focus and capitalize on our growing position in custom folding cartons.

We believe that by focusing our resources on the folding carton industry and the targeted opportunities within it, we can improve our ability to expand market share in order to grow at a greater rate than the industry, in general, while also creating greater operational efficiencies, reduced costs and improved operating leverage of the Company to strengthen our earning power.

Working Capital Management Practices

In order to improve our operating leverage and cash generation, our strategy includes minimizing working capital requirements by reducing production cycle times, generally enabling us to generate substantially all of our working capital requirements from operations. The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At December 31, 2011, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at the end of the fourth quarter of 2011.  The unused portion of the line of credit that was available to the Company at December 31, 2011 was $2.8 million.  We believe cash and cash equivalents, which totaled $3.9 million at December 31, 2011, in combination with cash expected to be generated from our 2012 operations, can meet our obligations, other working capital requirements and capital expenditure needs in 2012.

Competitive Conditions

The folding carton industry is highly competitive and developed over time from a local and regional base, much like MOD-PAC originally, but has consolidated significantly over the last 20 years.  We compete with a significant number of national, regional and local companies, many of which are independent and privately-held. The largest competitors in this market are primarily focused on the long-run print order market.  They include large integrated paper companies such as Rock-Tenn Company, Caraustar Industries, Inc., Graphic Packaging Holding Company and Mead-Westvaco Corp.  MOD-PAC’s focus is on niche market opportunities requiring short print runs, which capitalize on our efficient processes and operations to meet customers’ highly variable needs.

For personalized print products, we compete with many small operations that do not have production resources equivalent to MOD-PAC, lack the variety of print and finishing capabilities and are often geographically constrained to local customers.

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

Employees

MOD-PAC employed 375 employees as of December 31, 2011, none of whom are covered by a collective bargaining agreement.  We consider relations with our employees to be good.

Raw Materials and Components

Our principal raw materials are paperboard and ink which are available from multiple sources.  We purchase most of these raw materials from a limited number of strategic and preferred suppliers.  The paperboard industry is cyclical and prices can fluctuate, and we have been somewhat impacted in recent years by increases in paperboard prices. We do not have long-term purchase agreements in place to purchase raw materials.

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

Environmental and Other Governmental Regulations

We are subject to various federal, state and local laws relating to the protection of the environment. We continually assess our obligations and compliance with respect to these requirements. We believe we are in material compliance with all existing applicable environmental laws and permits and our current expenditures will enable us to remain in material compliance. Because of the complexity and changing nature of environmental regulatory standards, it is possible situations will arise from time to time that require us to incur expenditures in order to ensure environmental regulatory compliance.  Such situations will be evaluated and corrected in a timely manner.  However, we are not aware of any environmental condition or any operation at our facility, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations or financial condition and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2012.

Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health. We believe we are in material compliance with these laws and regulations and do not believe future compliance with such laws and regulations will have a material adverse effect on our operating results or financial condition.

Significant Customers

The Company has a significant concentration of business with two major customers. Sales to Gilster Mary Lee accounted for 11.4% of sales in 2011, 11.6% of sales in 2010 and 11.5% of sales in 2009. Accounts receivable from this customer at December 31, 2011 and 2010 were $0.6 million and $0.3 million, respectively.  Sales to Covidien accounted for 18.1% of sales in 2011, 17.3% of sales in 2010 and 14.8% of sales in 2009.  Accounts receivable from this customer at December 31, 2011 and 2010 were $1.0 million and $1.4 million, respectively.

Information Regarding Industry Segments

MOD-PAC operates as one reporting segment.  Our customer base is comprised of companies and individuals throughout the United States and North America and is diverse in both geographic and demographic terms. The format of the information used by our President and CEO is consistent with the reporting format used in our 2011 Form 10-K and other external information.

Available Information

We file financial information and other materials required by the SEC electronically with the SEC.  These materials can be accessed electronically via the Internet at www.sec.gov.  Such materials and other information about MOD-PAC are available through our website at www.modpac.com under the Investor Relations information section.  Also, copies of our annual report will be made available, free of charge, upon written request to MOD-PAC CORP., Attention: Investor Relations, 1801 Elmwood Ave., Buffalo, NY 14207.

Item 1A.               RISK FACTORS

•
Significant increases in the cost of energy or raw materials could have a material adverse effect on our margins and income from operations.  Increases in paperboard costs, which represent a significant portion of our raw material costs, and any decrease in availability of paperboard could adversely affect our business.

•
A significant amount of paperboard is scrapped as a result of normal operations. Virtually all paperboard waste is sold to third party recyclers.  Changes in the recycled paperboard market may have an impact on our profitability.

•
We have been dependent on certain customers, the loss of which could have material adverse effects on product sales and, depending on the significance of the loss, our results of operations, financial condition or cash flow.  Our two largest customers accounted for 29.5% of total revenues in 2011.  Our ability to generate cash flows is dependent, in significant part, on our ability to re-establish growth in sales volume and maintain or increase selling prices that we realize for our products.

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

•
We could experience system failures that could interrupt the delivery of our products to customers and ultimately cause us to lose customers.  Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of complex systems, relying on people, process, and technology to function effectively.  Any significant interruption to, or failure of, our systems could result in significant expense to repair or replace equipment or facilities, loss of customers, and harm to our business and reputation. Interruption could result from a wide variety of causes, including disruptions to the Internet, malicious attacks, and the loss or failure of other systems over which we have no control. While we have taken and are taking reasonable steps to prevent and mitigate the damage of such events, including information backup and disaster recovery processes, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks. In addition, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

•
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

Item 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.                  PROPERTIES

We maintain our corporate headquarters and conduct our operations at the following facilities:

Location	Type of Facility	Square Footage	Owned or Leased
Buffalo, NY	Corporate headquarters: printing and manufacturing	345,000	Owned
Buffalo, NY	Office and warehouse	203,000	Leased

We believe the 345,000 square foot corporate headquarters, printing and manufacturing property has been adequately maintained, is in generally good condition and is suitable for our business as presently conducted.  We also believe our existing facility provides sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future.  We entered into a forty-nine year lease for the 203,000 square feet of office and warehouse buildings in November 2003.  These buildings are adjacent to our corporate headquarters, printing and manufacturing property and were acquired for potential expansion of such facilities.  Currently, portions of this space are being rented to third parties.  Future rehabilitation expenditures will be based on our anticipated facility requirements.

Item 3.                  LEGAL PROCEEDINGS

We were a third party defendant in an action filed in Supreme Court, Erie County, New York (David George, Plaintiff v. Speedways Conveyors, Incorporated and H.M. Cross & Sons, Inc., Defendants and Speedways Conveyors, Incorporated, Third-Party Plaintiff v. Mod-Pac Corporation, Third-Party Defendant, Erie Co. Index No. 2003-8579 and 2003-8579 TP-1) by one of its employees for injuries he suffered during the course of his employment.  The action has been settled without any monetary contribution from us.

Item 4.                  (REMOVED AND RESERVED)

PART II

Item 5.                  MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 14, 2003, MOD-PAC was spun-off from Astronics Corporation in a tax-free distribution to the shareholders of Astronics Corporation and became listed on the NASDAQ National Market under the symbol MPAC.  Except for a special $7,000,000 dividend paid to Astronics Corporation on December 31, 2002, in connection with its spin-off from Astronics, we have not paid any cash dividends in the nine-year period ended December 31, 2011. The Company’s Board of Directors regularly evaluates its best use of cash to include investments in the Company’s growth, dividends and stock buyback programs.  Currently, the Company has no plans to pay dividends; however, it is authorized to repurchased 200,000 shares.  The Company repurchased 182,539 shares in 2011. As of February 1, 2012, there were 499 holders of record for our Common Stock and 420 holders of record for our Class B stock.  We did not sell any unregistered securities in 2011.

Quarterly information for each quarterly period during 2011 and 2010 on the range of prices for our Common Stock appears in the following table:

	2011				2010
Quarter	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$6.92	$6.10	$6.61	$6.28	$5.25	$5.00	$6.70	$6.25
Low	$4.74	$4.76	$5.25	$4.61	$4.30	$4.02	$4.25	$3.75

PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER

Period	(a) Total Number of Shares (or Units) Purchased	b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2 - October 29, 2011	-	N/A	-	200,000
October 30 - November 26, 2011	-	N/A	-	200,000
November 27 - December 31, 2011	-	N/A	-	200,000
Total	-	N/A	-	200,000

CORPORATE PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return of (i) MOD-PAC CORP., (ii) the NASDAQ Composite – Total Returns and (iii) the NASDAQ Non-Financial Stocks for the period December 31, 2006 through December 31, 2011.

TOTAL RETURN DATA POINTS
		2006	2007	2008	2009	2010	2011
MOD-PAC CORP.	Return (%)		(31.91)	(68.36)	86.06	13.39	33.36
	Cumulative ($)	100.00	68.09	21.54	40.08	45.45	60.61

NASDAQ Composite-Total Returns	Return (%)		10.65	(39.98)	45.36	18.16	(0.79)
	Cumulative ($)	100.00	110.65	66.41	96.54	114.07	113.17

NASDAQ Non-financial Index	Return (%)		13.43	(41.22)	50.81	18.69	(0.12)
	Cumulative ($)	100.00	113.43	66.67	100.55	119.34	119.20

Source: Zacks Investment Research

Item 6.                  SELECTED FINANCIAL DATA

(amounts in thousands, except for per share data)
		2011	2010	2009	2008	2007
Performance:
Revenue		$56,225	$48,721	$48,896	$48,898	$48,190
Cost of Products Sold		$45,943	$39,964	$41,518	$42,174	$43,725
Gross Margin		18.3%	18.0%	15.1%	13.8%	9.3%
Selling, General and Administrative Expenses		$7,488	$7,056	$7,549	$7,870	$9,850
Operating Margin		5.0%	3.5%	(4.0%)	(2.3%)	(11.2%)
Net Income (Loss)	(1)	$1,871	$1,306	$(1,982)	$(895)	$(4,101)
Net Margin		3.3%	2.7%	(4.1%)	(1.8%)	(8.5%)
Basic Earnings (Loss) Per Share		$0.57	$0.38	$(0.58)	$(0.26)	$(1.19)
Weighted Average Shares Outstanding – Basic		3,294	3,420	3,430	3,434	3,450
Diluted Earnings (Loss) Per Share		$0.55	$0.37	$(0.58)	$(0.26)	$(1.19)
Weighted Average Shares Outstanding – Diluted		3,416	3,544	3,430	3,434	3,450
Return (Loss) on Average Assets		6.2%	4.5%	(6.4%)	(2.7%)	(11.4%)
Return (Loss) on Average Equity		7.5%	5.5%	(8.2%)	(3.5%)	(14.8%)
Year End Financial Position:
Total Assets		$31,144	$28,777	$29,201	$32,551	$32,794
Line of Credit		$-	$-	$-	$1,000	$400
Long Term Debt		$1,820	$1,958	$2,292	$2,413	$2,050
Shareholders' Equity		$25,799	$24,398	$23,299	$25,012	$25,801
Book Value Per Share		$8.04	$7.29	$6.79	$7.29	$7.47
Other Data:
Depreciation and Amortization		$2,965	$2,792	$3,188	$3,737	$4,970
Capital Expenditures		$2,332	$1,789	$975	$1,993	$2,707
Shares Outstanding at year-end:	- Common	2,625	2,733	2,803	2,789	2,788
	- Class B	582	616	628	641	667
Number of Registered Shareholders	- Common	499	525	519	529	544
(as of February 1, 2012)	- Class B	420	441	468	476	492

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

Overview

In the second quarter of 2009, we made a strategic decision to rationalize our product lines and exit the Specialty Print and Direct Mail market, choosing to focus our resources on our growing Custom Folding Carton line.  As a result of the rationalization, we have begun to, and expect to continue to realize improvement in operating performance. In addition, we believe we are more effective in sales and marketing in the custom folding carton market with a more focused approach and better utilization of our resources. Our Custom Folding Carton customers are generally in the healthcare, confectionary, food and food service, and automotive industries, including private label manufacturers.  Our expertise in this market is our on-demand processing capability. We manufacture and print the specific quantities of custom folding cartons required by our customers as needed by them as opposed to printing long runs and creating inventory and obsolescence challenges either for our customers or ourselves.  As a result, we do not require minimum print orders and are more flexible than most printers in addressing our customers’ needs.  This capability has served our private label customers who may have several of the same carton requirements, but with varying print requirements for their customers, extremely well.

We also continue to develop our Stock Packaging and Personalized Print product lines.  Our Stock Packaging line serves primarily private confectionaries and, therefore is seasonal in nature and driven by the economy.  We believe that we are a leader in the private confectionery industry with over 4,000 customers that we serve around the world.  Our Personalized Print product line is focused on its store, catalog and web sales.  Because we provide products such as personalized dinner and cocktail napkins, small boxes for sundries at events, and other celebration type items for both the retail and corporate markets, this product line is also heavily impacted by economic downturns.  We can compete with much larger companies in the personalized print industry and we have developed a strong brand in Krepe-Kraft among event planners and wedding coordinators.  Our websites, www.partybasics.com and myweddingbasics.com, make our products available directly to the retail market.  We also provide our products to third-party web-stores.

Revenue

2011 compared with 2010

For fiscal 2011, revenue was $56.2 million which was an increase of 15.4% from $48.7 million in 2010.

The Custom Folding Cartons product line had sales of $42.8 million in 2011, an increase of 19.9% from 2010, mainly attributable to additional business volume from several large existing customers, sales to three new customers and increased waste revenue due to improved market conditions in the recycled paperboard market, offset partially by decreased business from several large customers.

The Stock Packaging product line had sales of $10.1 million in 2011, up 5.2% from $9.6 million in 2010. The increase from the prior year was mainly due to improved market conditions and increased waste revenue due to improved market conditions in the recycled paperboard market

The Personalized Print product line had sales of $2.9 million in 2011, down 2.0%, from the sales in 2010. This product line continues to be hindered by weak economic conditions in this industry.

2010 compared with 2009

For fiscal 2010, revenue was $48.7 million compared with $48.9 million in 2009, a decrease of $0.2 million or 0.4%.

The Custom Folding Cartons product line had sales of $35.7 million in 2010, an increase of 2.5% from 2009, mainly due to increased business volume from several large existing customers and increased waste sales resulting from improved conditions in the recycled paperboard market, offset partially by decreased business from several large customers.

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

Cost of Products Sold

As a percentage of revenue, the cost of products sold were 81.7%, 82.0% and 84.9% for the years 2011, 2010 and 2009, respectively.

The improvement of cost of products sold as a percent of revenue in 2011 compared with 2010 was mainly the result of operational leverage generated by increased product sales, increased waste revenue and decreased rental expense, offset partially by increased repairs cost, depreciation expense, supplies cost, employee related costs and paperboard price increases.

The improvement in 2010 from 2009 was mainly due to decreases in labor costs, utilities costs and depreciation expense, and improved product mix, offset slightly by increased repairs expense.  Additionally, 2009 cost of sales was negatively impacted by $0.1 million in costs related to the product line rationalization that took place in June 2009.

Selling, General and Administrative Costs

Selling, general and administrative ("SG&A") costs were $7.5 million in 2011, $7.1 million in 2010 and $7.5 million in 2009. As a percentage of total revenue, SG&A costs were 13.3%, 14.5% and 15.4% for the years 2011, 2010 and 2009, respectively.

The 6.1% increase in SG&A costs in 2011 compared with 2010 was driven primarily by higher employee related costs, offset partially by lower professional services costs.

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

Included in operating expenses in 2009 was $1.8 million in net write-down of impaired assets. This net write-down was the result of the product line rationalization that took place in June 2009 and the December 2009 sale of the Company’s Blasdell facility that formerly housed the Personalized Print operations. The write-down of these assets was determined using an estimate of the assets’ net realizable value based on expected selling prices less the estimated costs to sell.

There were no net write-downs of impaired assets that were included in operating expenses in 2011.

Provision for Income Taxes

The effective income tax rate was 31.9% in 2011, 4.9% in 2010 and 5.6% in 2009. The Company utilized its remaining available operating loss carry-forwards in 2011 which resulted in an effective tax rate slightly lower than customary.

Tax expense in 2010 related primarily to alternative minimum taxes as a result of the utilization of available net operating loss carry-forwards for which valuation allowances existed.

The Company recorded an income tax benefit in 2009 due to its losses. The 2009 tax benefit was recorded at a rate lower than customary due to certain stock option charges which are a permanent, non-deductible, expense for income tax purposes and due to the recording of a full valuation allowance on our net deferred tax asset due to the uncertainly with respect to utilization in the future based on our trend of operating losses.

Liquidity and Capital Resources

Cash and cash equivalents were $3.9 million at December 31, 2011, an increase of $0.5 million from $3.4 million at December 31, 2010.

Capital expenditures for 2011 were $2.3 million compared with $1.8 million in 2010 and $1.0 million in 2009. Expenditures in 2011 were mainly for folding cartons equipment and facilities improvements. The spending in 2010 was primarily related to folding cartons equipment and system related investments. The spending in 2009 was primarily focused on equipment and system improvements.  We anticipate approximately $3.0 million in capital spending for 2012.

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At December 31, 2011, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at December 31, 2011.  The amount of the line of credit that was unused and available to the Company at December 31, 2011 was $2.8 million.

The Company repurchased 182,539 and 165,572 shares in 2011 and 2010 at an average price of $5.53 and $4.74, respectively.  There were no shares repurchased in 2009. The Company has authorization to repurchase 200,000 shares at December 31, 2011.  The closing price of the Company’s stock at December 31, 2011 was $6.67.  At this price, the repurchase of 200,000 shares would require $1.3 million.

We believe cash and cash equivalents, which totaled $3.9 million at December 31, 2011, in combination with cash expected to be generated from our 2012 operations, can meet our obligations, other working capital requirements and capital expenditure needs in 2012.

Contractual Obligations

(in thousands)

Payments Due by Period	Total	2012	2013-2014	2015-2016	After 2016
Equipment Loans	$82	$65	$17	$-	$-
Capital Lease Obligation - Aggregate payments (1)	7,350	180	360	360	6,450
Capital Lease Obligation - Aggregate (Other)	60	32	28	-	-
Operating Leases	42	22	20	-	-
Purchase Commitments	521	521	-	-	-
Total	$8,055	$820	$425	$360	$6,450

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

Off-Balance Sheet Arrangements

The only off-balance sheet arrangements we have are operating leases for equipment and two automobile leases.  Rental expense under these leases was $16 thousand in 2011, $413 thousand in 2010 and $490 thousand in 2009.

Recently Issued Accounting Standards

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and certain regulatory agencies.  Due to the tentative and preliminary nature of such proposed standards, the Company has not yet determined the effect, if any, the implementation of such proposed standards would have on the consolidated financial statements.

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

Accounts Receivable and Allowance for Doubtful Accounts
A trade receivable is recorded at the value of the sale.  We perform periodic credit evaluations of our customers' financial condition and normally do not require collateral.  Generally, amounts not collected from customers within 120 days of the due date of the invoice are credited to an allowance for doubtful accounts.  After collection efforts have been exhausted, uncollected balances are charged off to the allowance.

Inventory Valuation
Inventories are stated at the lower of cost or market, with cost being determined in accordance with the first-in, first-out method.  Costs included in inventory are the cost to purchase the raw material, the direct labor incurred on work in progress and finished goods, and an overhead factor based on other indirect manufacturing costs incurred.  A valuation reserve exists for inventory likely to be written-off or written-down.

Deferred Tax Asset and Liability Valuation Allowances
We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities.  Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits not expected to be realized. Investment tax credits are recognized on the flow through method.  Specifically and with respect to deferred tax assets, we had gross deferred tax assets at December 31, 2011 of $4.5 million related to New York State tax credits.  These credits are subject to certain statutory provisions, such as length of available carry-forward period and minimum tax, which reduces the probability of realization of the full value of such credits.  Management estimates the amount of credits we are likely to realize in the future based on actual historical realization rates and the statutory carry-forward period.   As a result of the analysis performed as of December 31, 2011, we do not expect to be able to utilize these credits and management adjusted the valuation allowance for these credits to $4.5 million.

Stock-Based Compensation
Stock-based compensation awards granted are valued at fair market value at the date of the grant and are charged to expense ratably over the requisite service period.  Stock compensation expense is included in selling, general and administrative expenses.  Stock compensation expense was $379 thousand, $399 thousand and $265 thousand in 2011, 2010 and 2009, respectively.

Item 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of short cycle times, we do not have any long-term commitments to purchase production raw materials or sell products that would present significant risks due to price fluctuations.  Paperboard is available to us from multiple domestic sources and, as a result, we believe the risk of supply interruptions due to such things as strikes at the source of supply or to logistics systems are limited.

Risks due to fluctuations in interest rates are not material to us at December 31, 2011 because of minimal exposure to floating rate debt.

Over 90% of our power needs are met through natural gas.  We have investigated supply contracts of various lengths and currently have supply arrangements for fixed prices on approximately 100% of our estimated usage through October 2012.  Historically, the price of natural gas has fluctuated widely.  We monitor the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that we can take appropriate action if concerns about availability occur.  We have investigated and tested a back-up power source in the form of a rented transportable diesel-powered generator.

We have no foreign operations, nor do we transact any business in foreign currencies.  Accordingly, we have no foreign currency market risks.

The market risk that we were exposed to at December 31, 2010 was generally the same as described above.

Item 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MOD-PAC CORP.

We have audited the accompanying consolidated balance sheets of MOD-PAC CORP. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MOD-PAC CORP. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Buffalo, New York
February 21, 2012

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$3,900	$3,440

Accounts receivable	5,400	5,003
Allowance for doubtful accounts	(20)	(96)
Net accounts receivable	5,380	4,907
Inventories	7,023	5,234
Refundable income taxes	219	-
Prepaid expenses	506	440
Total current assets	17,028	14,021

Property, plant and equipment, at cost:
Land	1,192	1,170
Buildings and improvements	12,789	12,460
Machinery and equipment	50,566	48,697
Construction in progress	168	56
	64,715	62,383
Less accumulated depreciation and amortization	(51,065)	(48,114)
Net property, plant and equipment	13,650	14,269
Other assets	466	487
Total assets	$31,144	$28,777

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands)	December 31,
	2011	2010
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$89	$110
Account payable	2,151	1,302
Accrued expenses	1,171	939
Income taxes payable	-	40
Total current liabilities	3,411	2,391

Long-term debt	1,820	1,958
Other liabilities	27	24
Deferred income taxes	87	6
Total liabilities	5,345	4,379

Shareholders’ equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued 3,623,945 at December 31, 2011; 3,549,017 at December 31, 2010	36	35
Class B stock, $.01 par value, authorized 5,000,000 shares, issued 582,493 at December 31, 2011; 616,472 at December 31, 2010	6	6
Additional paid-in capital	3,771	3,232
Retained earnings	29,996	28,125
Treasury stock at cost: 998,809 shares at December 31, 2011 and 816,270 shares at December 31, 2010	(8,010)	(7,000)
Total shareholders’ equity	25,799	24,398

Total liabilities and shareholders’ equity	$31,144	$28,777

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)	Years Ended December 31,
	2011	2010	2009

Revenue:
Net sales	$55,777	$48,232	$48,353
Rental income	448	489	543
Total revenue	56,225	48,721	48,896

Costs and expenses:
Cost of products sold	45,943	39,964	41,518
Selling, general and administrative expenses	7,488	7,056	7,549
Net write-down of impaired assets	-	178	1,772
Income (loss) from operations	2,794	1,523	(1,943)
Interest expense	(192)	(195)	(245)
Other income, net	146	45	88
Income (loss) before taxes	2,748	1,373	(2,100)
Income tax expense (benefit)	877	67	(118)
Net income (loss)	$1,871	$1,306	$(1,982)

Income (loss) per share:
Basic	$0.57	$0.38	$(0.58)

Diluted	$0.55	$0.37	$(0.58)

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,871	$1,306	$(1,982)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,965	2,792	3,188
Adjustment to provision for doubtful accounts	(13)	(33)	20
Stock option compensation expense	379	399	265
Deferred income taxes	81	6	(118)
Net write-down of impaired assets	-	178	1,772
(Gain) loss on disposal of assets	(49)	12	15
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(460)	(53)	(90)
Inventories	(1,789)	(976)	55
Prepaid expenses	(66)	(143)	60
Other liabilities	3	(14)	1
Accounts payable	850	(1,266)	(655)
(Refundable) payable income taxes	(259)	40	-
Accrued expenses	232	136	222
Net cash provided by operating activities	3,745	2,384	2,753

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	49	134	2,190
Proceeds from the cash surrender value of officers' life insurance policies	-	-	857
Change in other assets	7	(16)	(78)
Capital expenditures	(2,332)	(1,789)	(975)
Net cash (used in) provided by investing activities	(2,276)	(1,671)	1,994

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt and capital leases	(159)	(426)	(171)
Decrease in line of credit	-	-	(1,000)
Proceeds from issuance of stock	160	179	4
Purchase of stock for treasury	(1,010)	(785)	-
Deferred financing fees	-	(21)	-
Net cash used in financing activities	(1,009)	(1,053)	(1,167)

Net change in cash and cash equivalents	460	(340)	3,580
Cash and cash equivalents at beginning of year	3,440	3,780	200
Cash and cash equivalents at end of year	$3,900	$3,440	$3,780

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$192	$195	$245
Cash paid for income taxes, net of refunds	$1,055	$18	$-

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)	Common Stock		Class B Stock		Treasury Stock
	Shares Issued	Par Value	Shares Issued	Par Value	Shares	Cost	Paid-In Capital	Retained Earnings
Balance at January 1, 2009	3,439	34	642	7	650	6,215	2,385	28,801
Net loss								(1,982)
Stock compensation expense	-	-	-	-	-	-	265
Employee stock purchase plan	1	-	-	-	-	-	4
Class B stock converted	14	1	(14)	(1)	-	-	-
Balance at December 31, 2009	3,454	35	628	6	650	6,215	2,654	26,819
Net Income								1,306
Stock compensation expense							399
Employee stock purchase plan	83	-					179
Class B stock converted	12	-	(12)	-
Stock purchased for treasury					166	785
Balance at December 31, 2010	3,549	35	616	6	816	7,000	3,232	28,125
Net Income								1,871
Stock compensation expense							379
Stock option and employee stock purchase plan	41	1					160
Class B stock converted	34	-	(34)	-
Stock purchased for treasury					183	1,010
Balance at December 31, 2011	3,624	$36	582	$6	999	$8,010	$3,771	$29,996

See accompanying notes to consolidated financial statements.

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

2. Significant Accounting Policies

Revenue and Expense Recognition
The Company is a manufacturer and printer of folding cartons used primarily in the confectionary and consumer product markets.  The Company also markets its print service capabilities to the personalized print market.  Personalized printing includes items used for social occasions such as invitations, announcements and napkins. The vast majority of the Company's sales are to customers in North America.  In June 2009, the Company rationalized its product lines and exited the Specialty Print and Direct Mail market.

Revenue is recognized when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product and is based on the applicable shipping terms. There are no significant contracts allowing for right of return.  Sales to customers are recorded net of any prompt-payment discount.  A trade receivable is recorded at the value of the sale.  The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.  Generally, amounts not collected from customers within 120 days of the due date of the invoice are credited to an allowance for doubtful accounts.  After collection efforts have been exhausted, uncollected balances are charged off to the allowance. Shipping and handling costs are expensed as incurred and are included in costs of products sold.

Advertising costs are expensed when incurred and were $77 thousand in 2011, $86 thousand in 2010 and $86 thousand in 2009.

Income (loss) per share
Income (loss) per share computations are based upon the following table:

(in thousands, except per share data)	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$1,871	$1,306	$(1,982)

Basic weighted average shares outstanding	3,294	3,420	3,430
Net effect of diluted stock options	122	124	-
Diluted weighted average shares outstanding	3,416	3,544	3,430

Basic income (loss) per share	$0.57	$0.38	$(0.58)

Diluted income (loss) per share	$0.55	$0.37	$(0.58)

For 2011 and 2010, approximately 378 thousands and 396 thousand, respectively, of common shares potentially issuable from the exercise of stock options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period. For 2009, approximately 631 thousand of common shares potentially issuable from the exercise of stock options were excluded because the impact of all potentially dilutive securities outstanding was anti-dilutive as the Company was in a net loss position.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Machinery and equipment includes $693 and $879 thousand of unamortized computer software costs at December 31, 2011 and 2010, respectively.  The expense related to the amortization of capitalized computer software costs for the years ended December 31, 2011, 2010, and 2009 was $259 thousand, $335 thousand and $60 thousand, respectively.

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

Inventories
Inventories are stated at the lower of cost or market, with cost being determined in accordance with the first-in, first-out method.  Costs included in inventory are the cost to purchase the raw material, the direct labor incurred on work in progress and finished goods, and an overhead factor based on other indirect manufacturing costs incurred.  Inventories at December 31 were as follows:

(in thousands)
	2011	2010
Finished goods	$3,706	$2,787
Work in progress	248	227
Raw material	3,069	2,220
Total inventory	$7,023	$5,234

Capital Stock
Class B Stock is identical to common stock, except Class B Stock has ten votes per share, and is automatically converted to common stock on a one-for-one basis when sold or transferred, and cannot receive dividends unless an equal or greater amount is declared on common stock.  As of December 31, 2011, 1,359,162 shares of common stock have been reserved for issuance upon conversion of the Class B stock and for options granted under the employee and director stock option plans.

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

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on this testing, the Company recognized asset impairment charges of $0.2 million and $1.8 million in 2010 and 2009, respectively. No asset impairment charges were recognized in 2011.

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

Recently Issued Accounting Standards
A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and certain regulatory agencies.  Due to the tentative and preliminary nature of such proposed standards, the Company has not yet determined the effect, if any, the implementation of such proposed standards would have on the consolidated financial statements.

3. Product Line Net Sales

Product line net sales are as follows:

(in thousands)	Years Ended December 31,
	2011	2010	2009
Folding cartons:
Custom folding cartons	$42,822	$35,713	$34,851
Stock packaging	10,077	9,582	8,953
Folding cartons sub-total	52,899	45,295	43,804

Print services:
Personalized	2,878	2,937	3,030
Specialty print and direct mail	-	-	1,519
Print services sub-total	2,878	2,937	4,549

Total	$55,777	$48,232	$48,353

In June 2009, the Company rationalized its product lines and exited the specialty print and direct mail market.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Selected Quarterly Financial Information (unaudited)

(in thousands, except share data)
	2011				2010
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenue	$14,559	$14,360	$13,395	$13,911	$12,804	$12,380	$11,521	$12,016
Gross Profit	$2,506	$2,828	$2,701	$2,247	$2,245	$2,742	$1,974	$1,796
Net write-down of impaired assets included in operating income	$-	$-	$-	$-	$(178)	$-	$-	$-

Earnings per share:
Basic	$0.13	$0.19	$0.14	$0.11	$0.07	$0.29	$0.01	$0.01
Diluted	$0.12	$0.18	$0.14	$0.11	$0.07	$0.28	$0.01	$0.01

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

No costs associated with this rationalization were incurred in 2011 and the Company does not expect to incur additional costs associated with this rationalization in the future.

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

No asset impairment charges were recognized in 2011.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Current:
US Federal	$767	$51	$-
State	29	10	-
Deferred	81	6	(118)
	$877	$67	$(118)

The effective tax rates differ from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2011	2010	2009
Statutory federal income tax (benefit)	34.0%	34.0%	(34.0%)
Permanent differences, primarily nondeductible stock option expense	(0.6%)	4.6%	3.4%
(Reduction of) establishment of valuation allowance	-	(38.2%)	25.0%
State income tax, net of federal income tax benefit	0.7%	0.5%	-
Other	(2.2%)	4.0%	-
	31.9%	4.9%	(5.6%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2011 and 2010 are as follows:

(in thousands)	2011	2010
Long-term deferred tax liability: Tax depreciation over financial statement depreciation	$(491)	$(615)

Long-term deferred asset: State investment tax credit carry-forwards, net of federal tax	4,530	4,417
Long-term deferred asset: Tax loss carry-forward	-	188
Other – net	404	421
Total long-term deferred tax assets	4,934	5,026
Valuation allowance for deferred tax asset	(4,530)	(4,417)
Net long-term deferred tax asset	404	609

Net deferred tax liability	$(87)	$(6)

The valuation allowance for deferred tax assets increased by $0.1 million during 2011 and decreased by $0.7 million during 2010.

On December 31, 2011, the Company had various state tax credit carry-forwards of $6.9 million ($6.7 million in 2010) including approximately $2.0 million of state investment tax credits expiring through 2022 and $4.8 million of other business credits.

The Company's continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2011, the Company had no amounts accrued related to uncertain tax positions.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt

Long-term debt consists of the following:

(in thousands)
	2011	2010
Capital lease obligations:
Building - due in 2022; bears interest at 10%; payable monthly	$1,800	$1,800
Equipment	27	55
	1,827	1,855
Less current maturities	(24)	(27)
Capital lease obligation - long-term	1,803	1,828

Loans:
Equipment loans	82	143
Other	-	70
	82	213
Less current maturities	(65)	(83)
Loans - long-term	17	130

Total long-term debt	$1,820	$1,958

In November of 2003, the Company entered into a lease transaction, which gave it control of the real estate complex adjoining its main production facility.  This complex consists of approximately 13 acres and buildings totaling approximately 203,000 square feet.  It is a capital lease for accounting and financial reporting purposes, meaning that the land and buildings are capitalized and the building is amortized, while the lease obligation is treated as the equivalent of a mortgage note.  The lease term is forty-nine years with the option to buy the underlying real estate and terminate the lease in the twentieth year for $1.8 million. This purchase option in the twentieth year represents the principal balance of the obligation. Monthly lease payments total $155 thousand annually for the first seven years (through November 2010), and $180 thousand annually for the remainder of the lease. Lease payments are recorded as interest expense. The aggregate of the lease payments from inception over the lease term is $8.6 million. The carrying value of the underlying real estate, including improvements, was $3.3 million at December 31, 2011. Amortization of such assets is included in selling, general and administrative expenses in the accompanying statement of operations. The Company has non-cancelable sub-leases for space in the complex that have scheduled rents as follows over the next six years: $193 thousand in 2012, $91 thousand in 2013, $91 thousand in 2014, $85 thousand in 2015, $27 thousand in 2016 and none thereafter.

Equipment capital lease obligations are as follows: $24 thousand in 2012 and $3 thousand thereafter.

Equipment loans debt matures as follows: $65 thousand in 2012 and $17 thousand thereafter. The interest rates on the loans range from 7.1% to 7.6% and the terms of the loans range from 58 months to 60 months.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Assets Under Capital Leases Included in Property, Plant and Equipment

Assets under capital leases included in property, plant and equipment are summarized as follows:

(in thousands)	Years Ended December 31,
	2011	2010
Land	$400	$400
Buildings	4,154	4,148
Equipment	89	89
	4,643	4,637
Less accumulated amortization	(1,314)	(1,104)

Net assets under capital leases	$3,329	$3,533

10. Operating Leases

The Company leases several pieces of equipment and two automobiles under separate operating leases.  Rental expense under these leases was $16 thousand in 2011, $413 thousand in 2010 and $490 thousand in 2009.  Minimum future rental payments under non-cancelable lease obligations as of December 31, 2011 are: 2012, $14 thousand; 2013, $7 thousand and none thereafter.

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

The fair values of options granted under these Plans are calculated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair value at the grant date of options granted during 2011, 2010 and 2009 was $4.41, $3.33 and $2.55 respectively.  The following table provides the range of assumptions used to value stock options granted during 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
Expected volatility	78% - 86%	78% - 82%	76% - 82%
Risk-free rate	0.9% - 2.2%	2.0% - 2.5%	2.0% - 2.3%
Expected dividends	0%	0%	0%
Expected term (in years)	5.5 - 6.5%	5.5 - 6.5%	5.5 - 6.5%

To determine expected volatility, the Company uses recent historical volatility based on weekly closing prices of its Common Stock over a period of time equal to the expected life of the options. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the appropriate term of the options granted. Expected dividends are based on the Company’s history and expectation of dividend payouts. The expected term of stock options is based on vesting schedules, expected exercise patterns and contractual terms.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity for the years ended December 31, 2011, 2010 and 2009 follows:

(aggregate intrinsic value in thousands)
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2009	537,009	$7.33
Options granted	115,000	$3.67
Options forfeited	(7,000)	$1.85
Options expired	(14,180)	$5.22
Outstanding at the end of year	630,829	$6.77	$398

Exercisable at December 31, 2009	472,689	$7.37	$308

Outstanding at January 1, 2010	630,829	$6.77
Options granted	105,000	$4.91
Options forfeited	(1,114)	$6.76
Options expired	(17,049)	$6.22
Outstanding at the end of year	717,666	$6.58	$567

Exercisable at December 31, 2010	557,666	$6.82	$440

Outstanding at January 1, 2011	717,666	$6.58
Options granted	72,500	$5.61
Options forfeited	(1,750)	$4.49
Options expired	(15,347)	$11.48
Options exercised	(3,600)	$1.85
Outstanding at the end of year	769,469	$6.35	$1,240

Exercisable at December 31, 2011	645,069	$6.63	$1,016

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $6.67, $5.00 and $4.41 as of December 31, 2011, 2010 and 2009, respectively, which would have been received by the option holders had all options with an exercise price less than the market price been exercised as of that date. The intrinsic value of options exercised in 2011 was $15 thousand. There were no shares exercised in 2010 and 2009. The Company’s current policy is to issue additional new shares upon exercise of stock options.

The fair value of options vested since December 31, 2010 is $0.4 million. At December 31, 2011, total compensation costs related to non-vested awards not yet recognized was $0.4 million which will be recognized over a weighted average period of 1.7 years.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2011:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.68 to $4.86	336,650	7.9	$3.34	272,050	7.8	$3.23
$5.39 to $6.03	127,545	6.5	$5.73	75,045	4.1	$5.61
$7.36 to $10.34	201,474	4.1	$8.70	194,174	4.0	$8.75
$11.68 to $15.54	103,800	3.7	$12.33	103,800	3.7	$12.33
	769,469	6.1	$6.35	645,069	5.6	$6.63

MOD-PAC CORP. established the Employee Stock Purchase Plan to encourage its employees to invest in the Company. The plan provides eligible employees that have been with the Company for at least a year the option to invest up to 20% of their total compensation received in the previous calendar year (not in an amount that would disqualify the plan under section 423 of the Internal Revenue Code) in the Company's common stock at a price equal to 85% of the mean between the closing bid and ask prices of the Company's common stock, on October 1 of each year. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle and all money withheld from the employee's pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2011, employees have enrolled to purchase 58,313 shares at $4.06 per share on September 30, 2012. The fair value of options to purchase common stock granted under the Employee Stock Purchase Plan was $1.69, $1.89 and $1.03 per option in 2011, 2010 and 2009, respectively, and is recorded as expense over the one year term of the options.

12. Profit Sharing/401(k) Plan

The Company has a Qualified Profit Sharing / 401(k) Plan ("the Plan") for the benefit of its eligible full-time employees. Under the provisions of the Plan, the Company may make annual contributions to the Plan based on percentages of pre-tax income. In addition, employees may contribute a portion of their salary to the Plan, which is partially matched by the Company. The Plan may be amended or terminated at any time. Total charges to income for the Company plan were $330 thousand, $208 thousand, and $87 thousand in 2011, 2010, and 2009, respectively.

13. Concentrations Related to Production Assets, Employees and Power

All of the Company’s production assets and its employees are located in Western New York State. The Company believes that the supply of labor and the infrastructure to support the supply of materials and the shipment of product from its facilities is generally adequate.

Over 90% of the Company's power needs are met through natural gas.  The Company has investigated supply contracts of various lengths and currently it has supply arrangements for fixed prices on approximately 100% of its estimated usage through October 2012.  Historically, the price of natural gas has fluctuated widely. The Company monitors the availability of natural gas, considering such factors as amount in storage, gas production data and transportation data, so that it can take appropriate action if concerns about availability occur.  The Company has investigated and tested a back-up power source in the form of a rented transportable diesel-powered generator.

The Company's purchase commitment is $0.6 million in 2012 and none thereafter.

14. Sales to Major Customers

The Company has a significant concentration of business with two major customers. Sales to Gilster Mary Lee accounted for 11.4% of sales in 2011, 11.6% of sales in 2010 and 11.5% of sales in 2009. Accounts receivable from this customer at December 31, 2011 and 2010 were $0.6 million and $0.3 million, respectively.  Sales to Covidien accounted for 18.1% of sales in 2011, 17.3% of sales in 2010 and 14.8% of sales in 2009.  Accounts receivable from this customer at December 31, 2011 and 2010 were $1.0 million and $1.4 million, respectively.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Line of Credit

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At December 31, 2011, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The amount of the line of credit that was unused and available to the Company at December 31, 2011 was $2.8 million.

16. Legal Proceedings

The Company was a third party defendant in an action filed in Supreme Court, Erie County, New York (David George, Plaintiff v. Speedways Conveyors, Incorporated and H.M. Cross & Sons, Inc., Defendants and Speedways Conveyors, Incorporated, Third-Party Plaintiff v. Mod-Pac Corporation, Third-Party Defendant, Erie Co. Index No. 2003-8579 and 2003-8579 TP-1) by one of its employees for injuries he suffered during the course of his employment.  The action has been settled without any monetary contribution from the Company.

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

Management’s report on Internal Control over Financial Reporting:
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the President/Chief Executive Officer and Chief Operating Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2011.

This annual report on Form 10-K does not include an attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding internal controls over financial reporting.  Our internal control over financial reporting was not subject to such attestation as we are a smaller reporting company.

By	/s/ Daniel G. Keane	By	/s/ David B. Lupp
	Daniel G. Keane, President and		David B. Lupp, Chief Operating Officer and
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

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

Our executive officers, their ages, certain biographical information, their positions and offices with MOD-PAC, and the date each assumed their office with us is as follows as of February 21, 2012:

Daniel G. Keane - President and Chief Executive Officer - Age 46
Mr. Keane was first elected an officer of MOD-PAC in 1997.  He has held the position of President since 1998. In 2003 he was appointed Chief Executive Officer.  From 1993 to 1998 he served in various management capacities at MOD-PAC.  Mr. Keane holds a Bachelor of Arts in Economics modified with Mathematics from Dartmouth College and a M.B.A. from Duke University.

David B. Lupp - Chief Operating Officer and Chief Financial Officer - Age 55
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

Daniel J. Geary - Vice President – Finance - Age 41
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

Philip C. Rechin - Vice President - Sales- Age 48
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

PART IV

Item 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following financial statements and supplemental schedule of MOD-PAC CORP. and Report of Independent Registered Public Accounting Firm thereon are included herein:

1.                   Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

2.                   Financial Statement Schedules

Schedule II Valuation and qualifying accounts

All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

SCHEDULE II

MOD-PAC CORP.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
Year	Description	Balance at the Beginning of Period	(Credits) Charges to Costs and Expense	Write-offs / Recoveries	Balance at the End of Period
2011	Allowance for Doubtful Accounts	$96	$(13)	$(63)	$20
2010	Allowance for Doubtful Accounts	$155	$(33)	$(26)	$96
2009	Allowance for Doubtful Accounts	$170	$20	$(35)	$155

2011	Valuation Allowance - Deferred Tax Assets	$4,417	$113	$-	$4,530
2010	Valuation Allowance - Deferred Tax Assets	$5,124	$(707)	$-	$4,417
2009	Valuation Allowance - Deferred Tax Assets	$4,600	$524	$-	$5,124

2011	Inventory Reserve Allowance	$108	$105	$(72)	$141
2010	Inventory Reserve Allowance	$108	$41	$(41)	$108
2009	Inventory Reserve Allowance	$137	$70	$(99)	$108

(a) 3. Exhibits

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation; incorporated by reference to exhibit 3.1 of the Registrant's, Form 10/A Registration Statement Dated January 28, 2003.

(b)	By-Laws, as amended; incorporated by reference to exhibit 3.2 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.1*	MOD-PAC CORP. 2002 Stock Option Plan; incorporated by reference to exhibit 10.6 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.2*	MOD-PAC CORP. 2002 Director Stock Option Plan; incorporated by reference to exhibit 10.8 the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.3*	MOD-PAC CORP. Employee Stock Purchase Plan; incorporated by reference to exhibit 10.7 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.4*	Employment Agreement with David B. Lupp; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated January 31, 2006.

10.5	Loan Agreement dated as of March 8, 2007 among MOD-PAC CORP. and KeyBank, National Association, as lender; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated March 9, 2007.

10.6*	Indemnification Agreement dated March 7, 2007, between MOD-PAC CORP. and Philip C. Rechin; incorporated by reference to exhibit 10.2 of the Registrant’s Form 8-K dated March 9, 2007.

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

Exhibit No.	Description

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 101.INS**	XBRL Instance Document

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Identifies a management contract or compensatory plan or arrangement as required by Item 15(a)(3) of Form 10-K.

**
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2012.

MOD-PAC CORP.

By:	/s/ Daniel G. Keane
Daniel G. Keane, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel G. Keane	President, Chief Executive Officer and Director	February 21, 2011
Daniel G. Keane	(Principal Executive Officer)

/s/ David B. Lupp	Chief Operating Officer and Chief Financial Officer	February 21, 2011
David B. Lupp	(Principal Financial Officer)

/s/ Daniel J. Geary	Vice President of Finance	February 21, 2011
Daniel J. Geary	(Principal Accounting Officer)

/s/ Kevin T. Keane	Chairman of the Board of Directors	February 21, 2011
Kevin T. Keane

/s/ William G. Gisel, Jr.	Director	February 21, 2011
William G. Gisel Jr.

/s/ Robert J. McKenna	Director	February 21, 2011
Robert J. McKenna

/s/ Howard Zemsky	Director	February 21, 2011
Howard Zemsky