Form 10-Q
period 2012-03-31
MOD PAC CORP
filed 2012-05-02
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number:  0-50063

MOD-PAC CORP.

(Exact Name of Registrant as Specified in its Charter)
New York (State or other jurisdiction of incorporation or organization) 1801 Elmwood Avenue, Buffalo, New York (Address of principal executive office)	16-0957153 (I.R.S. Employer Identification No.) 14207 (Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [    ]     No [ X ]

The number of shares outstanding of each class of common stock as of March 31, 2012 was:

Common Stock, $0.01 par value	2,635,301 shares

Class B Common Stock, $0.01 par value	573,528 shares

MOD-PAC CORP.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS
		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets March 31, 2012 and December 31, 2011	3

	Consolidated Statements of Operations Three Months Ended March 31, 2012 and April 2, 2011	4

	Consolidated Statements of Cash Flows Three Months Ended March 31, 2012 and April 2, 2011	5

	Notes to Consolidated Financial Statements	6-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11-13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	(Removed and Reserved)	14

Item 5.	Other Information	14

Item 6.	Exhibits	14-15

SIGNATURES		16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
	(Unaudited)
	March 31, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$856	$3,900

Accounts receivable	5,097	5,400
Allowance for doubtful accounts	(11)	(20)
Net accounts receivable	5,086	5,380
Inventories	7,785	7,023
Refundable income taxes	88	219
Prepaid expenses	706	506
Total current assets	14,521	17,028

Property, plant and equipment, at cost:
Land	1,192	1,192
Buildings and improvements	12,870	12,789
Machinery and equipment	50,570	50,566
Construction in progress	2,397	168
	67,029	64,715
Less accumulated depreciation	(51,845)	(51,065)
Net property, plant and equipment	15,184	13,650
Deferred income taxes	128	-
Other assets	490	466
Total assets	$30,323	$31,144

Current liabilities:
Current maturities of long-term debt	$87	$89
Accounts payable	2,196	2,151
Accrued expenses	416	1,171
Total current liabilities	2,699	3,411

Long-term debt	1,800	1,820
Other liabilities	27	27
Deferred income taxes	-	87
Total liabilities	4,526	5,345

Shareholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued 3,634,110 in 2012, 3,623,945 in 2011	36	36
Class B common stock, $.01 par value, authorized 5,000,000 shares, issued 573,528 in 2012, 582,493 in 2011	6	6
Additional paid-in capital	3,892	3,771
Retained earnings	29,873	29,996
Treasury stock at cost, 998,809 shares in 2012 and 2011	(8,010)	(8,010)
Total shareholders' equity	25,797	25,799

Total liabilities and shareholders' equity	$30,323	$31,144

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)	(Unaudited)
	Three Months Ended
	March 31, 2012	April 2, 2011
Revenue:
Net sales	$13,689	$13,801
Rental income	112	110
Total revenue	13,801	13,911

Costs and expenses:
Cost of products sold	12,026	11,664
Selling, general and administrative expenses	1,904	1,823
(Loss) income from operations	(129)	424

Interest expense	(47)	(49)
Other income, net	1	109
(Loss) income before taxes	(175)	484
Income tax (benefit) expense	(52)	127
Net (loss) income	$(123)	$357

(Loss) income per share:
Basic	$(0.04)	$0.11

Diluted	$(0.04)	$0.10

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	(Unaudited)
	Three Months Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net (loss) income	$(123)	$357
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	784	724
Adjustment to provision for doubtful accounts	(16)	-
Stock option compensation expense	119	134
Deferred income taxes	(215)	47
Gain on disposal of assets	-	(13)
Cash flows from changes in operating assets and liabilities:
Accounts receivable	310	(923)
Inventories	(762)	(1,828)
Prepaid expenses	(200)	(106)
Accounts payable	45	1,575
Income taxes payable	131	63
Accrued expenses	(755)	(476)

Net cash used in operating activities	(682)	(446)

Cash flows from investing activities:
Proceeds from the sale of assets	-	13
Change in other assets	(28)	-
Capital expenditures	(2,314)	(320)

Net cash used in investing activities	(2,342)	(307)

Cash flows from financing activities:
Principal payments on long-term debt	(22)	(92)
Proceeds from the issuance of stock	2	-

Net cash used in financing activities	(20)	(92)

Net decrease in cash and cash equivalents	(3,044)	(845)

Cash and cash equivalents at beginning of year	3,900	3,440

Cash and cash equivalents at end of period	$856	$2,595

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012

(unaudited)

1)        Basis of Presentation

The Registrant, MOD-PAC CORP., is referred to in this Quarterly Report on Form 10-Q as “MOD-PAC” or "the Company" or in the nominative “we” or the possessive “our.”

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted U.S. accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2011 annual report on Form 10-K.

Revenue is recognized when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product and is based on the applicable shipping terms.

2)        Product Line Net Sales

Product line net sales are as follows:

(in thousands)
	Three Months Ended
	March 31, 2012	April 2, 2011
Folding cartons:
Custom folding cartons	$10,380	$10,489
Stock packaging	2,698	2,615
Folding cartons sub-total	13,078	13,104

Personalized print	611	697

Total	$13,689	$13,801

3)        (Loss) Income Per Share

The following table sets forth the computation of (loss) income per share:

(in thousands, except per share data)
	Three Months Ended
	March 31, 2012	April 2, 2011
Net (loss) income	$(123)	$357

Basic weighted average shares outstanding	3,208	3,349
Net effect of diluted stock options	-	105
Diluted weighted average shares outstanding	3,208	3,454

Basic (loss) income per share	$(0.04)	$0.11

Diluted (loss) income per share	$(0.04)	$0.10

There was no effect for stock options that were dilutive for the three months ended March 31, 2012 since the Company had a net loss.

For the three months ended April 2, 2011, approximately 325 thousand of common shares potentially issuable from the exercise of stock options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.

4)        Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method.

Inventories are as follows:

(in thousands)
	March 31, 2012	December 31, 2011
Finished goods	$3,885	$3,706
Work in progress	348	248
Raw material	3,552	3,069
Total inventory	$7,785	$7,023

5)        Income Taxes

The Company’s effective tax rate for the first quarter of 2012 was 29.7%. The effective tax rate for the first quarter of 2012 was recorded at a rate lower than customary mainly due to state income taxes. The Company’s effective tax rate for the first quarter of 2011 was 26.2%. The effective tax rate for the first quarter of 2011 was recorded at a rate lower than customary mainly due to alternative minimum tax credits.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in SG&A expense. As of March 31, 2012, the Company had no amounts accrued related to uncertain tax positions. The tax years 2007, 2008, 2009, 2010 and 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted average fair value of the options was $3.20 for options granted during the three months ended April 2, 2011.  The following table provides the range of assumptions used to value stock options granted during the three months ended April 2, 2011.  There were no options granted during the three months end March 31, 2012.

Three Months Ended
April 2, 2011
Expected volatility	77%
Risk-free rate	2.2%
Expected dividends	0%
Expected term (in years)	5.5

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

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2012 is as follows:

(aggregate intrinsic value in thousands)
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	769,469	$6.35	$1,240
Options expired	(13,874)	10.34
Options exercised	(1,200)	1.85
Outstanding at March 31, 2012	754,395	$6.29	$1,393

Exercisable at March 31, 2012	629,995	$6.56	$1,222

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $7.00 as of March 31, 2012, which would have been received by the option holders had all option holders with an exercise price less than the market price been exercised as of that date. The Company’s current policy is to issue additional new shares upon exercise of stock options.

There were no options that vested since December 31, 2011.  At March 31, 2012, total compensation costs related to non-vested awards not yet recognized was $273 thousand which will be recognized over a weighted average period of 1.5 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of March 31, 2012:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.68 to $4.86	335,450	7.7	$3.35	270,850	7.6	$3.23
$5.39 to $6.03	127,545	6.3	$5.73	75,045	3.8	$5.61
$7.36 to $10.34	187,600	4.1	$8.57	180,300	4.0	$8.62
$11.68 to $15.54	103,800	3.4	$12.33	103,800	3.4	$12.33
	754,395	5.9	$6.29	629,995	5.4	$6.56

7)        Capital Structure

The Company's Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first three months of 2012, 8,965 shares of Class B stock were converted to Common stock.

8)        Information Regarding Industry Segments

The Company operates as one reporting segment.  The Company’s customer base is comprised of companies and individuals throughout the United States and North America and is diverse in both geographic and demographic terms. The format of the information used by the Company’s President and CEO is consistent with the reporting format used in the Company’s 2011 Form 10-K and other external information.

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

10)     Long-Term Debt

Long-term debt includes the following:

(in thousands)
	March 31, 2012	December 31, 2011
Capital lease obligations:
Building - due in 2023; bears interest at
10%; payable monthly	$1,800	$1,800
Equipment	20	27
	1,820	1,827
Less estimated current maturities	(20)	(24)
Capital lease obligations - long-term	1,800	1,803

Loans:
Equipment loans	67	82
Other	-	-
	67	82
Less estimated current maturities	(67)	(65)
Loans - long-term	-	17

Total long-term debt	$1,800	$1,820

11)     Assets Under Capital Leases Included in Property, Plant and Equipment

Assets under capital leases included in property, plant and equipment are summarized as follows:

(in thousands)
	March 31, 2012	December 31, 2011
Land	$400	$400
Building	4,183	4,154
Equipment	89	89
	4,672	4,643
Less accumulated depreciation	(1,368)	(1,314)

Net assets under capital leases	$3,304	$3,329

12)     Long-Lived Assets

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. That assessment is based on the carrying amount of the asset or asset group at the date tested.  An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value which is based upon estimated future discounted cash flows.

Based on this testing, no asset impairment charges were recognized in the first three months of 2012 or 2011.

13)     Line of Credit

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At March 31, 2012, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at March 31, 2012.  The amount of the line of credit that was unused and available to the Company at March 31, 2012 was $2.8 million.

14)     Recently Issued Accounting Standards

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of the financial statements.  In management’s opinion, none of these new pronouncements apply or will have a material effect on the Company’s financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

In the second quarter of 2009, we made a strategic decision to rationalize our product lines and exit the Specialty Print and Direct Mail market, choosing to focus our resources on our growing Custom Folding Carton line.  As a result of the rationalization, we have begun to, and expect to continue to realize improvement in operating performance over the long-term. In addition, we believe we are more effective in sales and marketing in the custom folding carton market with a more focused approach and better utilization of our resources. Our Custom Folding Carton customers are generally in the healthcare, confectionary, food and food service, and automotive industries, including private label manufacturers.  Our expertise in this market is our on-demand processing capability. We manufacture and print the specific quantities of custom folding cartons required by our customers as needed by them as opposed to printing long runs and creating inventory and obsolescence challenges either for our customers or ourselves.  As a result, we do not require minimum print orders and are more flexible than most printers in addressing our customers’ needs.  This capability has served our private label customers who may have several of the same carton requirements, but with varying print requirements for their customers, extremely well.

We also continue to develop our Stock Packaging and Personalized Print product lines.  Our Stock Packaging line serves primarily private confectionaries and, therefore is seasonal in nature and driven by the economy.  We believe that we are a leader in the private confectionery industry with over 4,000 customers that we serve in North America.  Our Personalized Print product line is focused on its store, catalog and web sales.  Because we provide products such as personalized dinner and cocktail napkins, small boxes for sundries at events, and other celebration type items for both the retail and corporate markets, this product line is also heavily impacted by economic downturns.  We can compete with much larger companies in the personalized print industry and we have developed a strong brand in Krepe-Kraft among event planners and wedding coordinators.  Our websites, www.partybasics.com and myweddingbasics.com, make our products available directly to the retail market.  We also provide our products to third-party web-stores.

REVENUE

For the first quarter of 2012, total revenue was $13.8 million compared with $13.9 million in 2011, a slight decrease of 0.8%.  The custom folding carton product line sales were $10.4 million compared with $10.5 million in the first quarter of 2011.  The 1.0% decrease was mainly due to decreased business from several large existing customers and decreased graphic arts charges, offset partially by business from one new large customer and increased business with several large existing customers. Sales of the Company’s stock packaging product line were $2.7 million in the first quarter of 2012, up 3.2% from the first quarter of 2011, primarily due to improved market conditions.  Personalized print sales for the first quarter of 2012 were $0.6 million compared with $0.7 million in 2011, a decrease of 12.3%, mainly due to continued weakness in this market.

EXPENSES AND MARGINS

Gross margin was 12.9% for the first quarter of 2012, compared with 16.2% in the first quarter of 2011. Gross margin in 2012 was negatively affected by sales mix, increased paperboard costs, employee benefits and depreciation expense, offset, partially, by decreased repairs expense and utilities expense.

Selling, general, and administrative (“SG&A”) costs were $1.9 million in the first quarter of 2012, compared with $1.8 million in the same period of the prior year. This increase was driven primarily by increased professional services costs.

TAXES

The Company’s effective tax rate for the first quarter of 2012 was 29.7%. The effective tax rate for the first quarter of 2012 was recorded at a rate lower than customary mainly due to state income taxes. The Company’s effective tax rate for the first quarter of 2011 was 26.2%. The effective tax rate for the first quarter of 2011 was recorded at a rate lower than customary mainly due to alternative minimum tax credits.

NET LOSS/INCOME AND LOSS/INCOME PER SHARE

The net loss for the first quarter of 2012 was $0.1 million, compared with net income of $0.4 million in the first quarter of 2011. The net loss/income was due to the fluctuations discussed above.  Diluted loss per share was $0.04 in the first quarter of 2012 and income of $0.10 per share in the first quarter of 2011.

LIQUIDITY

Cash and cash equivalents at March 31, 2012 was $0.9 million, which was down from the $3.9 million balance at December 31, 2011 for the reasons set forth below.

Inventory increased by $0.8 million mainly due to planned forward purchasing of raw material.

Capital expenditures, driven primarily by productivity improvement and capacity investments, for the first three months of 2012 and 2011 were $2.3 million and $0.3 million, respectively.  The Company expects total capital expenditures to be approximately $4.8 to $5.2 million for the 2012 year compared to $2.3 million for the 2011 year. Depreciation and amortization for the first three months of 2012 and 2011 was $0.8 million and $0.7 million, respectively.

There were no shares repurchased by the Company during the first three months of 2012.  The Company has authorization to repurchase 200,000 shares at March 31, 2012.  The closing price of the Company’s stock at March 31, 2012 was $7.00.  At this price, the repurchase of 200,000 shares would require $1.4 million.

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At March 31, 2012, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at March 31, 2012.  The amount of the line of credit that was unused and available to the Company at March 31, 2012 was $2.8 million.

The Company believes that cash and cash equivalents, which totaled $0.9 million at March 31, 2012, in combination with its secured line of credit and cash expected to be generated from operations, will be adequate for the Company to meet its obligations, other working capital requirements and capital expenditure needs for the foreseeable future.

COMMITMENTS

The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, or of any long-term commitments that would have a material adverse effect on its financial condition.

MARKET RISK

There has been no significant change in market risks since December 31, 2011.

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

Risks due to fluctuation in interest rates are not material to the Company at March 31, 2012 because of our limited exposure to floating rate debt.

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

In the first quarter of 2012, the Company began a project to convert the majority of its power needs from natural gas to electricity.  This project is expected to be completed and operational in the fourth quarter of 2012.

We have no foreign operations, nor do we transact any business in foreign currencies.  Accordingly, we have no foreign currency market risks.

The market risk that the Company was exposed to at December 31, 2011 was generally the same as described above.

CRITICAL ACCOUNTING POLICIES

There have been no changes in critical accounting policies in the current year from those disclosed in our 2011 Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4.  Controls and Procedures

(a.)        Evaluation of Disclosure Controls and Procedures:

The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a - 15(e) and 15(d) - 15(e) of the Securities Exchange Act of 1934, as of March 31, 2012.  Based on that evaluation, the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

(b.)        Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the first three months of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A.    Risk Factors

There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 28, 2012	-	N/A	-	200,000
January 29 - February 25, 2012	-	N/A	-	200,000
February 26 - March 31, 2012	-	N/A	-	200,000
Total	-	N/A	-	200,000

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

Date: May 2, 2012

/s/ David B. Lupp
David B. Lupp Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)