Form 10-Q
period 2012-06-30
MOD PAC CORP
filed 2012-08-01
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  June 30, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [    ]     No [ X ]

The number of shares outstanding of each class of common stock as of June 30, 2012 was:

Common Stock, $0.01 par value	2,637,734 shares

Class B Common Stock, $0.01 par value	571,095 shares

MOD-PAC CORP.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS
Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Consolidated Balance Sheets
		June 30, 2012 and December 31, 2011	3

		Consolidated Statements of Operations
		Six Months Ended and Three Months Ended June 30, 2012 and July 2, 2011	4

		Consolidated Statements of Cash Flows
		Six Months Ended June 30, 2012 and July 2, 2011	5

		Notes to Consolidated Financial Statements	6-10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11-13

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

	Item 4.	Controls and Procedures	13-14

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	14

	Item 1A.	Risk Factors	14

	Item 2.	Unregistered Sales of Equity Securities	14

	Item 3.	Defaults Upon Senior Securities	14

	Item 4.	Mine Safety Disclosures	14

	Item 5.	Other Information	14

	Item 6.	Exhibits	14-15

SIGNATURES			16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	(Unaudited)
	June 30, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$260	$3,900
Accounts receivable	5,878	5,400
Allowance for doubtful accounts	(15)	(20)
Net accounts receivable	5,863	5,380
Inventories	7,636	7,023
Refundable income taxes	86	219
Prepaid expenses	586	506
Total current assets	14,431	17,028

Property, plant and equipment, at cost:
Land	1,192	1,192
Buildings and improvements	12,997	12,789
Machinery and equipment	50,797	50,566
Construction in progress	2,860	168
	67,846	64,715
Less accumulated depreciation	(52,358)	(51,065)
Net property, plant and equipment	15,488	13,650
Deferred income taxes	244	-
Other assets	487	466
Total assets	$30,650	$31,144

Current liabilities:
Current maturities of long-term debt	$63	$89
Accounts payable	2,510	2,151
Accrued expenses	484	1,171
Total current liabilities	3,057	3,411

Long-term debt	1,800	1,820
Other liabilities	26	27
Deferred income taxes	-	87
Total liabilities	4,883	5,345

Shareholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued 3,636,543 in 2012, 3,623,945 in 2011	36	36
Class B common stock, $.01 par value, authorized 5,000,000 shares, issued 571,095 in 2012, 582,493 in 2011	6	6
Additional paid-in capital	3,981	3,771
Retained earnings	29,754	29,996
Treasury stock at cost, 998,809 shares in 2012 and 2011	(8,010)	(8,010)
Total shareholders' equity	25,767	25,799

Total liabilities and shareholders' equity	$30,650	$31,144

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	(Unaudited)		(Unaudited)
	Six Months Ended		Three Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenue:
Net sales	$27,103	$27,082	$13,413	$13,281
Rental income	190	224	77	114
Total revenue	27,293	27,306	13,490	13,395

Costs and expenses:
Cost of products sold	23,732	22,358	11,704	10,694
Selling, general and administrative expenses	3,801	3,771	1,897	1,948
(Loss) income from operations	(240)	1,177	(111)	753

Interest expense	(96)	(97)	(49)	(48)
Other income, net	2	145	1	36
(Loss) income before taxes	(334)	1,225	(159)	741
Income tax (benefit) expense	(91)	389	(39)	262
Net (loss) income	$(243)	$836	$(120)	$479

(Loss) income per share:
Basic	$(0.08)	$0.25	$(0.04)	$0.14

Diluted	$(0.08)	$0.24	$(0.04)	$0.14

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	(Unaudited)
	Six Months Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net (loss) income	$(243)	$836
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,574	1,454
Adjustment to provision for doubtful accounts	(11)	(11)
Stock option compensation expense	209	271
Deferred income taxes	(331)	42
Gain on disposal of assets	-	(49)
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(472)	(697)
Inventories	(613)	(828)
Prepaid expenses	(80)	(29)
Other liabilities	(1)	2
Accounts payable	359	299
Payable (refundable) income taxes	133	(122)
Accrued expenses	(687)	(158)

Net cash (used in) provided by operating activities	(163)	1,010

Cash flows from investing activities:
Proceeds from the sale of assets	-	49
Change in other assets	(28)	9
Capital expenditures	(3,405)	(962)

Net cash used in investing activities	(3,433)	(904)

Cash flows from financing activities:
Principal payments on long-term debt	(46)	(114)
Proceeds from the issuance of stock	2	6

Net cash used in financing activities	(44)	(108)

Net decrease in cash and cash equivalents	(3,640)	(2)

Cash and cash equivalents at beginning of year	3,900	3,440

Cash and cash equivalents at end of period	$260	$3,438

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012
(unaudited)

1)      Basis of Presentation

The Registrant, MOD-PAC CORP., is referred to in this Quarterly Report on Form 10-Q as “MOD-PAC” or "the Company" or in the nominative “we” or the possessive “our.”

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

2)      Product Line Net Sales

Product line net sales are as follows:

(in thousands)
	Six Months Ended		Three Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Folding cartons:
Custom folding cartons	$21,512	$21,322	$11,131	$10,833
Stock packaging	4,246	4,267	1,548	1,652
Folding cartons sub-total	25,758	25,589	12,679	12,485

Personalized print	1,345	1,493	734	796

Total	$27,103	$27,082	$13,413	$13,281

3)      (Loss) Income Per Share

The following table sets forth the computation of (loss) income per share:

(in thousands, except per share data)
	Six Months Ended		Three Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net (loss) income	$(243)	$836	$(120)	$479

Basic weighted average shares outstanding	3,208	3,350	3,209	3,352
Net effect of diluted stock options	-	118	-	130
Diluted weighted average shares outstanding	3,208	3,468	3,209	3,482

Basic (loss) income per share	$(0.08)	$0.25	$(0.04)	$0.14

Diluted (loss) income per share	$(0.08)	$0.24	$(0.04)	$0.14

There was no effect for stock options that were dilutive for the three and six months ended June 30, 2012 since the Company had a net loss.

For the six months ended July 2, 2011, approximately 325 thousand of common shares potentially issuable from the exercise of stock options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.

4)      Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method.

Inventories are as follows:

(in thousands)
	June 30, 2012	December 31, 2011
Raw material	$3,514	$3,069
Work in progress	293	248
Finished goods	3,829	3,706
Total inventory	$7,636	$7,023

5)      Income Taxes

The Company’s effective tax rate for the second quarter and first half of 2012 was 24.5% and 27.2%, respectively. The effective tax rate for the second quarter and first half of 2012 was recorded at a rate lower than customary mainly due to additional state income taxes. The Company’s effective tax rate for the second quarter and first half of 2011 was 35.4% and 31.8%, respectively.  The effective tax rate for the first six months of 2011 was recorded at a rate lower than customary mainly due to alternative minimum tax credits.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in SG&A expense.  As of June 30, 2012, the Company had no amounts accrued related to uncertain tax positions. The tax years 2007, 2008, 2009, 2010 and 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted average fair value of the options was $3.20 for options granted during the six months ended July 2, 2011.  The following table provides the range of assumptions used to value stock options granted during the six months ended July 2, 2011.  There were no options granted during the six months end June 30, 2012.

Six Months Ended
July 2, 2011
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

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2012 is as follows:

(aggregate intrinsic value in thousands)
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	769,469	$6.35	$1,240
Options expired	(13,874)	10.34
Options exercised	(1,200)	1.85
Outstanding at June 30, 2012	754,395	$6.29	$544

Exercisable at June 30, 2012	664,995	$6.52	$468

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $4.96 as of June 30, 2012, which would have been received by the option holders had all option holders with an exercise price less than the market price been exercised as of that date. The Company’s current policy is to issue additional new shares upon exercise of stock options.

There were 35 thousand options that vested since December 31, 2011.  At June 30, 2012, total compensation costs related to non-vested awards not yet recognized was $196 thousand which will be recognized over a weighted average period of 1.9 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of June 30, 2012:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.68 to $4.86	335,450	7.4	$3.35	270,850	7.3	$3.23
$5.39 to $6.03	127,545	6.0	$5.73	110,045	5.5	$5.70
$7.36 to $10.34	187,600	3.8	$8.57	180,300	3.8	$8.62
$11.68 to $15.54	103,800	3.1	$12.33	103,800	3.2	$12.33
	754,395	5.7	$6.29	664,995	5.4	$6.52

7)      Capital Structure

The Company's Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first six months of 2012, 11,398 shares of Class B stock were converted to Common stock.

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

10)      Long-Term Debt

Long-term debt includes the following:

(in thousands)
	June 30, 2012	December 31, 2011
Capital lease obligations:
Building - due in 2023; bears interest at 10%; payable monthly	$1,800	$1,800
Equipment	13	27
	1,813	1,827
Less estimated current maturities	(13)	(24)
Capital lease obligations - long-term	1,800	1,803

Equipment loans	50	82
Less estimated current maturities	(50)	(65)
Equipment loans - long-term	-	17

Total long-term debt	$1,800	$1,820

11)      Assets Under Capital Leases Included in Property, Plant and Equipment

Assets under capital leases included in property, plant and equipment are summarized as follows:

(in thousands)
	June 30, 2012	December 31, 2011
Land	$400	$400
Building	4,183	4,154
Equipment	89	89
	4,672	4,643
Less accumulated depreciation	(1,421)	(1,314)

Net assets under capital leases	$3,251	$3,329

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

Based on this testing, no asset impairment charges were recognized in the first six months of 2012 or 2011.

13)      Line of Credit

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At June 30, 2012, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at June 30, 2012.  The amount of the line of credit that was unused and available to the Company at June 30, 2012 was $2.8 million.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

MOD-PAC CORP. is a high value-added, on-demand print services firm that designs and manufactures custom and stock folding cartons.  Our core business and area of growth is the custom folding cartons product line.  Customers in this segment are generally in the healthcare, confectionary, food and food service, and automotive industries, including private label manufacturers.  Our expertise in this market is our on-demand processing capability.  We utilize in-house graphic services, structural engineering and die-making to design, manufacture and print the specific quantities of custom folding cartons required by our customers as opposed to printing long runs and creating inventory and obsolescence challenges either for our customers or ourselves.  As a result, we do not require minimum print orders and are more flexible than most printers in addressing our customers’ needs.  This capability has served our private label customers extremely well.  They frequently have several of the same carton design, but with varying print requirements for their customers.

We are a leading provider of personalized Stock Packaging for the private confectionery and bakery industry with over 4,000 customers in North America.  Packages are stocked in a variety of sizes and can be customized with foil stamping for the customer.  We also have cellophane window options for displaying the product inside the boxes.  This product line tends to be seasonal in nature mostly associated with major holidays.

We have a small Personalized Print consumer and corporate product line which also supports the Stock Packaging product line.  Its channels to market include an onsite store, catalogs and internet sales.  It designs and customizes products such as personalized dinner and cocktail napkins, small boxes for sundries at events and other celebration type items for the retail and corporate markets.  We compete with much larger companies in the personalized print industry, although we have developed a strong brand in Krepe-Kraft among event planners and wedding coordinators.  Our products are provided to third-party web-stores and are available directly to the retail market through our websites, partybasics.com and myweddingbasics.com.

REVENUE

For the second quarter of 2012, total revenue was $13.5 million compared with $13.4 million in 2011, an increase of 0.7%.  The custom folding carton product line sales were $11.1 million compared with $10.8 million in the second quarter of 2011.  The 2.8% increase was mainly due to the sales ramp-up of a new customer and increased business from several large existing customers, offset partially by decreased business with several existing customers and decreased waste sales due to receding market conditions. Sales of the Company’s stock packaging product line were $1.5 million compared with $1.7 million in the second quarter of 2011, down 6.3%, primarily the result of the timing related to the Easter holiday period.  Personalized print sales for the second quarter of 2012 were $0.7 million, a decrease of 7.8% from 2011, mainly due to continued weakness in this market.

For the first six months of 2012, total revenue was $27.3 million, relatively unchanged from 2011. The custom folding cartons product line sales were $21.5 million compared with $21.3 million in 2011. The increase of 0.9% was mainly due to increased business from several large existing customers, offset partially by decreased business with several other large existing customers and decreased waste sales due to receding market conditions. Sales of the Company’s stock packaging product line were $4.2 million, relatively unchanged from the prior year.  A slight increase in product sales was offset by decreased waste sales due to receding market conditions. Personalized print sales for the first six months of 2012 were $1.3 million, a decrease of 9.9% compared with the same period of 2011, primarily due to continued weakness in the market.

EXPENSES AND MARGINS

Gross margin was 13.2% for the second quarter of 2012, compared with 20.2% in the second quarter of 2011. Gross margin was negatively affected by weaker sales mix, employee benefits costs and depreciation expense, offset partially by decreased repairs expense and utilities expense.

Selling, general, and administrative (“SG&A”) costs were $1.9 million in the second quarter of 2012, a decrease of 2.6% from the same period in the prior year. This decrease was driven primarily by decreased employee benefits costs, offset partially by increased professional service costs.

Gross margin was 13.0% for the first six months of 2012, compared to 18.1% for the same period of 2011.  Gross margin was negatively affected by weaker sales mix, lower paper board waste sales, increased paperboard cost, employee benefits costs and depreciation expense, offset partially by decreased repairs expense and utilities expense.

SG&A costs of $3.8 million in the first six months of 2012 were relatively unchanged from the same period in 2011. Increased professional services costs in the current year were offset by decreased employee related costs.

TAXES

The Company’s effective tax rate for the second quarter and first half of 2012 was 24.5% and 27.2%, respectively. The effective tax rate for the second quarter and first half of 2012 was recorded at a rate lower than customary mainly due to additional state income taxes. The Company’s effective tax rate for the second quarter and first half of 2011 was 35.4% and 31.8%, respectively.  The effective tax rate for the first six months of 2011 was recorded at a rate lower than customary mainly due to alternative minimum tax credits.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in SG&A expense.  As of June 30, 2012, the Company had no amounts accrued related to uncertain tax positions. The tax years 2007, 2008, 2009, 2010 and 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NET LOSS/INCOME AND LOSS/INCOME PER SHARE

The net loss for the second quarter of 2012 was $0.1 million, compared with net income of $0.5 million in the second quarter of 2011. The net loss was due to the fluctuations discussed above.  Diluted loss per share was $0.04 in the second quarter of 2012 and income of $0.14 in the second quarter of 2011.

The net loss for the first six months of 2012 was $0.2 million or $0.08 per diluted share, compared with income of $0.8 million, or $0.24 per diluted share, in the first six months of 2011. This net loss was due to the fluctuations discussed above.

LIQUIDITY

Cash and cash equivalents at June 30, 2012 was $0.3 million, which was down from the $3.9 million balance at December 31, 2011 for the reasons set forth below.

Inventory increased by $0.6 million mainly due to planned forward purchasing of raw material.

Capital expenditures, driven primarily by productivity improvement and capacity investments, for the first six months of 2012 and 2011 were $3.4 million and $1.0 million, respectively.  The Company expects total capital expenditures to be approximately $5.0 to $5.2 million for the 2012 year compared to $2.3 million for the 2011 year. Depreciation and amortization for the first six months of 2012 and 2011 was $1.6 million and $1.5 million, respectively.

There were no shares repurchased by the Company during the first six months of 2012.  The Company has authorization to repurchase 200,000 shares at June 30, 2012.  The closing price of the Company’s stock at June 30, 2012 was $4.96.  At this price, the repurchase of 200,000 shares would require $1.0 million.

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At June 30, 2012, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at June 30, 2012.  The amount of the line of credit that was unused and available to the Company at June 30, 2012 was $2.8 million.

The Company believes that cash and cash equivalents, which totaled $0.3 million at June 30, 2012, in combination with its secured line of credit and cash expected to be generated from operations, will be adequate for the Company to meet its obligations, other working capital requirements and capital expenditure needs for the foreseeable future.

COMMITMENTS

The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, or of any long-term commitments that would have a material adverse effect on its financial condition.

MARKET RISK

There has been no significant change in market risks since December 31, 2011.

As a result of short cycle times, the Company does not have any long-term commitments to purchase production raw materials or sell products that would present significant risks due to price fluctuations. Raw paper stock is available to us from multiple domestic sources; as a result, we believe the risk of supply interruptions, due to such things as strikes at the source of supply or to failures in logistics systems, are limited.

Risks due to fluctuation in interest rates are not material to the Company at June 30, 2012 because of our limited exposure to floating rate debt.

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

In the first quarter of 2012, the Company began a project to convert the majority of its energy procurement from natural gas to electricity.  This project is expected to be completed and operational in the fourth quarter of 2012.

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

The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a - 15(e) and 15(d) - 15(e) of the Securities Exchange Act of 1934, as of June 30, 2012.  Based on that evaluation, the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

(b.)	Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the first six months of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A.	Risk Factors

There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 28, 2012	-	N/A	-	200,000
April 29 - May 26, 2012	-	N/A	-	200,000
May 27 - June 30, 2012	-	N/A	-	200,000
Total	-	N/A	-	200,000

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 31.1	Section 302 Certification - President and Chief Executive Officer

Exhibit 31.2	Section 302 Certification – Chief Operating Officer and Chief Financial Officer

Exhibit 32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Date: August 1, 2012

/s/ David B. Lupp
David B. Lupp Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)