Form 10-Q
period 2012-09-29
MOD PAC CORP
filed 2012-10-31
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended: September 29, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________

Commission File Number: 0-50063

MOD-PAC CORP.

(Exact Name of Registrant as Specified in its Charter)

New York (State or other jurisdiction of incorporation or organization)	16-0957153 (I.R.S. Employer Identification No.)

1801 Elmwood Avenue, Buffalo, New York	14207
(Address of principal executive office)	(Zip Code)

(716) 873-0640

(Registrant's telephone number, including area code)

______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (¦232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of shares outstanding of each class of common stock as of September 29, 2012 was:

Common Stock, $0.01 par value	2,638,300 shares

Class B Common Stock, $0.01 par value	570,529 shares

MOD-PAC CORP.

QUARTERLY REPORT ON FORM 10-Q

	TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets September 29, 2012 and December 31, 2011	3

	Consolidated Statements of Operations Nine Months Ended and Three Months Ended September 29, 2012 and October 1, 2011	4

	Consolidated Statements of Cash Flows Nine Months Ended September 29, 2012 and October 1, 2011	5

	Notes to Consolidated Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	11-13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13-14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14-15

SIGNATURES		16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data
	(Unaudited)
	September 29, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$1,608	$3,900

Accounts receivable	6,243	5,400
Allowance for doubtful accounts	(38)	(20)
Net accounts receivable	6,205	5,380
Inventories	7,055	7,023
Refundable income taxes	-	219
Prepaid expenses	528	506
Total current assets	15,396	17,028

Property, plant and equipment, at cost:
Land	1,224	1,192
Buildings and improvements	13,170	12,789
Machinery and equipment	52,764	50,566
Construction in progress	1,447	168
	68,605	64,715
Less accumulated depreciation	(53,110)	(51,065)
Net property, plant and equipment	15,495	13,650
Deferred income taxes	363	-
Other assets	484	466
Total assets	$31,738	$31,144

Current liabilities:
Current maturities of long-term debt	$41	$89
Accounts payable	1,918	2,151
Accrued expenses	840	1,171
Income taxes payable	419	-
Total current liabilities	3,218	3,411

Long-term debt	1,800	1,820
Other liabilities	26	27
Deferred income taxes	-	87
Total liabilities	5,044	5,345

Shareholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued 3,637,109 in 2012, 3,623,945 in 2011	36	36
Class B common stock, $.01 par value, authorized 5,000,000 shares, issued 570,529 in 2012, 582,493 in 2011	6	6
Additional paid-in capital	4,014	3,771
Retained earnings	30,648	29,996
Treasury stock at cost, 998,809 shares in 2012 and 2011	(8,010)	(8,010)
Total shareholders' equity	26,694	25,799

Total liabilities and shareholders' equity	$31,738	$31,144

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	(Unaudited)		(Unaudited)
	Nine Months Ended		Three Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenue:
Net sales	$42,370	$41,331	$15,267	$14,249
Rental income	297	335	107	111
Total revenue	42,667	41,666	15,374	14,360

Costs and expenses:
Cost of products sold	35,804	33,890	12,072	11,532
Selling, general and administrative expenses	5,703	5,561	1,902	1,790
Income from operations	1,160	2,215	1,400	1,038

Interest expense	(143)	(145)	(47)	(48)
Other income, net	(44)	145	(46)	-
Income before taxes	973	2,215	1,307	990
Income tax expense	321	754	412	365
Net income	$652	$1,461	$895	$625

Income per share:
Basic	$0.20	$0.44	$0.28	$0.19

Diluted	$0.20	$0.42	$0.27	$0.18

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	(Unaudited)
	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net income	$652	$1,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,377	2,198
Adjustment to provision for doubtful accounts	13	(12)
Stock option compensation expense	241	337
Deferred income taxes	(450)	57
Loss (gain) on disposal of assets	47	(49)
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(838)	(1,019)
Inventories	(32)	(2,350)
Prepaid expenses	(22)	72
Other liabilities	(1)	2
Accounts payable	(233)	946
Payable income taxes	638	50
Accrued expenses	(331)	69

Net cash provided by operating activities	2,061	1,762

Cash flows from investing activities:
Proceeds from the sale of assets	-	49
Change in other assets	(28)	8
Capital expenditures	(4,259)	(1,912)

Net cash used in investing activities	(4,287)	(1,855)

Cash flows from financing activities:
Principal payments on debt	(68)	(136)
Proceeds from the issuance of stock	2	6
Purchase of stock for treasury	-	(1,010)

Net cash used in financing activities	(66)	(1,140)

Net decrease in cash and cash equivalents	(2,292)	(1,233)

Cash and cash equivalents at beginning of year	3,900	3,440

Cash and cash equivalents at end of period	$1,608	$2,207

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 29, 2012

(unaudited)

1)     Basis of Presentation

The Registrant, MOD-PAC CORP., is referred to in this Quarterly Report on Form 10-Q as “MOD-PAC” or "the Company" or in the nominative “we” or the possessive “our.”

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine-month period ended September 29, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

2)     Product Line Net Sales

Product line net sales are as follows:

(in thousands)
	Nine Months Ended		Three Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Folding cartons:
Custom folding cartons	$33,782	$32,527	$12,270	$11,205
Stock packaging	6,541	6,586	2,295	2,319
Folding cartons sub-total	40,323	39,113	14,565	13,524

Personalized print	2,047	2,218	702	725

Total	$42,370	$41,331	$15,267	$14,249

 3)     Income Per Share

The following table sets forth the computation of income per share:

(in thousands, except per share data)
	Nine Months Ended		Three Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$652	$1,461	$895	$625

Basic weighted average shares outstanding	3,208	3,323	3,209	3,269
Net effect of diluted stock options	105	119	75	123
Diluted weighted average shares outstanding	3,313	3,442	3,284	3,392

Basic income per share	$0.20	$0.44	$0.28	$0.19

Diluted income per share	$0.20	$0.42	$0.27	$0.18

There were approximately 507 thousand and 325 thousand of common shares potentially issuable from the exercise of stock options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period for the nine months ended September 29, 2012 and October 1, 2011, respectively.

4)      Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method.

Inventories are as follows:

(in thousands)
	September 29, 2012	December 31, 2011
Raw material	$2,687	$3,069
Work in progress	303	248
Finished goods	4,066	3,706
Total inventory	$7,056	$7,023

5)     Income Taxes

The Company's effective tax rate for the third quarter and first nine months of 2012 was 31.5% and 33.0%, respectively. The effective rate was lower than the statutory rate in the third quarter of 2012 primarily due to a deduction relating to domestic production activities. The effective rate was lower than the statutory rate in the first nine months of 2012 primarily due to a deduction relating to domestic production activities, offset partially by permanent differences relating to stock option grants. The Company's effective tax rate for the third quarter and first nine months of 2011 was 36.9% and 34.0%, respectively. The effective rate was higher than the statutory rate in the third quarter of 2011 primarily due to permanent differences relating to stock option grants.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in SG&A expense. As of September 29, 2012, the Company had no amounts accrued related to uncertain tax positions. The tax years 2007, 2008, 2009, 2010 and 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

MOD-PAC CORP. established the Director's Stock Option Plan that authorized the issuance of 200,000 shares of Common Stock for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors, and to align their interest with those of its shareholders. The options must be exercised no more than ten years from the grant date and vest after six months. The exercise price for the options is equal to the fair market value at the date of grant.

The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. Stock compensation expense recognized during the period is based on the value of the portion of shared-based payment awards that is ultimately expected to vest during the period.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $3.20 for options granted during the nine months ended October 1, 2011. The following table provides the range of assumptions used to value stock options granted during the nine months ended October 1, 2011. There were no options granted during the nine months ended September 29, 2012.

Nine Months Ended
October 1, 2011
Expected volatility	77%
Risk-free rate	2.2%
Expected dividends	0%
Expected term (in years)	5.5

To determine expected volatility, the Company uses recent historical volatility based on weekly closing prices of its Common Stock over a period of time equal to the expected life of the options. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the appropriate term of the options granted. Expected dividends are based on the Company's history and expectation of dividend payouts. The expected term of stock options is based on vesting schedules, expected exercise patterns and contractual terms.

A summary of the Company's stock option activity and related information for the nine months ended September 29, 2012 is as follows:

(aggregate intrinsic value in thousands)
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	769,469	$6.35	$1,240
Options expired	(13,874)	10.34
Options exercised	(1,200)	1.85
Outstanding at September 29, 2012	754,395	$6.29	$405

Exercisable at September 29, 2012	664,995	$6.52	$355

The aggregate intrinsic value in the preceding table represents the total pretax option holder's intrinsic value, based on the Company's closing stock price of Common Stock of $4.48 as of September 29, 2012, which would have been received by the option holders had all option holders with an exercise price less than the market price been exercised as of that date. The Company's current policy is to issue additional new shares upon exercise of stock options.

There were 35 thousand options that vested since December 31, 2011. At September 29, 2012, total compensation costs related to non-vested awards not yet recognized was $177 thousand which will be recognized over a weighted average period of 1.8 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of September 29, 2012:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.68 to $4.86	335,450	7.2	$3.35	270,850	7.1	$3.23
$5.39 to $6.03	127,545	5.8	$5.73	110,045	5.2	$5.70
$7.36 to $10.34	187,600	3.6	$8.57	180,300	3.5	$8.62
$11.68 to $15.54	103,800	2.9	$12.33	103,800	2.9	$12.33
	754,395	5.4	$6.29	664,995	5.2	$6.52

7)     Capital Structure

The Company's Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first nine months of 2012, 11,964 shares of Class B stock were converted to Common stock.

8)     Information Regarding Industry Segments

The Company operates as one reporting segment. The Company's customer base is comprised of companies and individuals throughout the United States and North America and is diverse in both geographic and demographic terms. The format of the information used by the Company's President and CEO is consistent with the reporting format used in the Company's 2011 Form 10-K and other external information.

9)      Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of the Company's accounts receivable and accounts payable approximate fair value due to the short-term nature of the instruments. The recorded amounts for long-term debt approximate fair value based on current market rates of similar instruments.

10)     Long-Term Debt

Long-term debt includes the following:

(in thousands)
	September 29, 2012	December 31, 2011
Capital lease obligations:
Building - due in 2023; bears interest at 10%; payable monthly	$1,800	$1,800
Equipment	7	27
	1,807	1,827
Less estimated current maturities	(7)	(24)
Capital lease obligations - long-term	1,800	1,803

Equipment loans	34	82
Less estimated current maturities	(34)	(65)
Equipment loans - long-term	-	17

Total long-term debt	$1,800	$1,820

11)     Assets Under Capital Leases Included in Property, Plant and Equipment

Assets under capital leases included in property, plant and equipment are summarized as follows:

(in thousands)
	September 29, 2012	December 31, 2011
Land	$400	$400
Building	4,183	4,154
Equipment	89	89
	4,672	4,643
Less accumulated depreciation	(1,476)	(1,314)

Net assets under capital leases	$3,196	$3,329

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

No asset impairment charges were recognized in the first nine months of 2012 or 2011.

13) Line of Credit

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013. Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%. At September 29, 2012, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at September 29, 2012. The amount of the line of credit that was unused and available to the Company at September 29, 2012 was $2.8 million.

14) Recently Issued Accounting Standards

The Company's management has reviewed recent accounting pronouncements issued through the date of the issuance of the financial statements. In management's opinion, none of these new pronouncements apply or will have a material effect on the Company's financial statements.

15) Subsequent Event

On October 29, 2012, the Company received a formal proposal from Daniel G. Keane, Director, President and Chief Executive Officer and Kevin T. Keane, Chairman of the Board, (the “Buying Group”) to acquire all of the outstanding capital stock of the Company. Under this proposal, all shareholders of the Company would receive $7.20 in cash for each of their shares in a merger transaction. The Buying Group currently controls approximately 43% of the aggregate voting power of the outstanding shares of Common Stock and Class B Common Stock.

The Company's Board of Directors has formed a Special Committee consisting of independent Directors to review and consider the Buying Group's proposal on behalf of the Company. The Special Committee will retain a legal advisor and an independent financial advisor to assist it in its consideration of the proposal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

MOD-PAC CORP. is a high value-added, on-demand print services firm that designs and manufactures custom folding cartons and stock packaging. Our core business and area of growth is the custom folding cartons product line. Customers in this product line are generally in the healthcare, confectionary, food and food service, and automotive industries, including private label manufacturers. Our expertise in this market is our on-demand processing capability. We utilize in-house graphic services, structural engineering and die-making to design, manufacture and print the specific quantities of custom folding cartons required by our customers as opposed to printing long runs and creating inventory and obsolescence challenges either for our customers or ourselves. As a result, we do not require minimum print orders and are more flexible than most printers in addressing our customers' needs. This capability has served our private label customers extremely well. They frequently have several of the same carton design, but with varying print requirements for their customers.

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

REVENUE

For the third quarter of 2012, total revenue was $15.4 million compared with $14.4 million in 2011, an increase of 7.1%. The custom folding carton product line sales were $12.3 million compared with $11.2 million in the third quarter of 2011. The 9.5% increase was mainly due to increased business from several large existing customers, offset partially by decreased business with several existing customers and decreased waste sales due to receding market conditions. Sales of the Company's stock packaging product line were $2.3 million, down 1.0% from the third quarter of 2011, primarily the result of decreased waste sales due to receding market conditions. Personalized print sales for the third quarter of 2012 were $0.7 million, a decrease of 3.2% from 2011, mainly due to continued weakness in this market.

For the first nine months of 2012, total revenue was $42.7 million, compared with $41.7 million in the same period of 2011, an increase of 2.4%. The custom folding cartons product line sales were $33.8 million compared with $32.5 million in 2011. The increase of 3.9% was mainly due to increased business from several large existing customers, offset partially by decreased business with several other existing customers, decreased waste sales due to receding market conditions and decreased graphics services revenue. Sales of the Company's stock packaging product line were $6.5 million, compared with $6.6 million in 2011. A slight increase in product sales was offset by decreased waste sales due to receding market conditions. Personalized print sales for the first nine months of 2012 were $2.0 million, a decrease of 7.8% compared with the same period of 2011, primarily due to continued weakness in the market.

EXPENSES AND MARGINS

Gross margin was 21.5% for the third quarter of 2012, compared with 19.7% in the third quarter of 2011. Gross margin was positively affected by stabilizing paperboard costs and leverage on higher sales, offset partially by increased depreciation expense.

Selling, general, and administrative (“SG&A”) costs were $1.9 million in the third quarter of 2012, an increase of $0.1 million from the same period in the prior year. This increase was driven primarily by increased employee related costs.

Gross margin was 16.1% for the first nine months of 2012, compared to 18.7% for the same period of 2011. Gross margin was negatively affected by weaker sales mix, employee related costs and depreciation expense, offset partially by decreased repairs expense and utilities expense.

SG&A costs of $5.7 million in the first nine months of 2012, an increase of $0.1 million from the same period in 2011, mainly due to increased professional services costs offset partially by decreased employee related costs.

TAXES

The Company's effective tax rate for the third quarter and first nine months of 2012 was 31.5% and 33.0%, respectively. The effective rate was lower than the statutory rate in the third quarter of 2012 primarily due to a deduction relating to domestic production activities. The effective rate was lower than the statutory rate in the first nine months of 2012 primarily due to a deduction relating to domestic production activities, offset partially by permanent differences relating to stock option grants. The Company's effective tax rate for the third quarter and first nine months of 2011 was 36.9% and 34.0%, respectively. The effective rate was higher than the statutory rate in the third quarter of 2011 primarily due to permanent differences relating to stock option grants.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in SG&A expense. As of September 29, 2012, the Company had no amounts accrued related to uncertain tax positions. The tax years 2007, 2008, 2009, 2010 and 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NET INCOME AND INCOME PER SHARE

The net income for the third quarter of 2012 was $0.9 million, compared with $0.6 million in the third quarter of 2011. The net income was due to the fluctuations discussed above. Diluted income per share was $0.27 in the third quarter of 2012 and $0.18 in the third quarter of 2011.

The net income for the first nine months of 2012 was $0.7 million or $0.20 per diluted share, compared with income of $1.5 million, or $0.42 per diluted share, in the first nine months of 2011. This net income was due to the fluctuations discussed above.

LIQUIDITY

Cash and cash equivalents at September 29, 2012 was $1.6 million, which was down from the $3.9 million balance at December 31, 2011 for the reasons set forth below.

Capital expenditures, driven primarily by productivity improvement and capacity investments, for the first nine months of 2012 and 2011 were $4.3 million and $1.9 million, respectively. The Company expects total capital expenditures to be approximately $5.0 to $5.2 million for the 2012 year compared to $2.3 million for the 2011 year. Depreciation and amortization for the first nine months of 2012 and 2011 was $2.4 million and $2.2 million, respectively.

There were no shares repurchased by the Company during the first nine months of 2012. The Company has authorization to repurchase 200,000 shares at September 29, 2012. The closing price of the Company's stock at September 29, 2012 was $4.48. At this price, the repurchase of 200,000 shares would require $0.9 million.

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013. Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%. At September 29, 2012, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at September 29, 2012. The amount of the line of credit that was unused and available to the Company at September 29, 2012 was $2.8 million.

The Company believes that cash and cash equivalents, which totaled $1.6 million at September 29, 2012, in combination with its secured line of credit and cash expected to be generated from operations, will be adequate for the Company to meet its obligations, other working capital requirements and capital expenditure needs for the foreseeable future.

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

Risks due to fluctuation in interest rates are not material to the Company at September 29, 2012 because of our limited exposure to floating rate debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4. Controls and Procedures

(a.)      Evaluation of Disclosure Controls and Procedures:

The Company's management, with the participation of the Company's President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a - 15(e) and 15(d) - 15(e) of the Securities Exchange Act of 1934, as of September 29, 2012. Based on that evaluation, the Company's President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 29, 2012.

(b.)     Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting during the first nine months of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A.     Risk Factors

There has been no significant change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 28, 2012	-	N/A	-	200,000
July 29 - August 25, 2012	-	N/A	-	200,000
August 26 - September 29, 2012	-	N/A	-	200,000
Total	-	N/A	-	200,000

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

Date: October 31, 2012

/s/ David B. Lupp
David B. Lupp
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)