Form 10-K
period 2012-12-31
MOD PAC CORP
filed 2013-02-21
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012
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
Title of each class
$.01 par value Class B Stock

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of February 1, 2013, 3,316,196 shares were outstanding, consisting of 2,752,079 shares of Common Stock $.01 Par value and 564,117 shares of Class B Stock $.01 Par Value. The aggregate market value, as of June 30, 2012, of the shares of Common Stock and Class B Stock of MOD-PAC CORP. held by non-affiliates was approximately $11,598,801 (assuming conversion of all of the outstanding Class B Stock into Common Stock and assuming the affiliates of the Registrant to be its directors, executive officers and persons known to the Registrant to beneficially own more than 10% of the outstanding capital stock of the Corporation).

DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

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

Item 1.            BUSINESS

Description of the Business

MOD-PAC CORP. is a leading designer and manufacturer of folding carton packaging employing high value added services and on demand delivery.   We provide Custom Folding Cartons for branded and private label consumer products in the food and food service, healthcare, medical and automotive industries, while our line of Stock Packaging products is primarily offered to the retail confectionary industry.  We also have a Personalized Print product line that offers a comprehensive line of products for consumer and corporate social occasions.

Folding Cartons [represented approximately 95% of our product revenue in 2012]:

Custom Folding Cartons: Through our fully-integrated, automated die design and custom folding carton print production, we can meet the highly variable needs of our custom packaging customers while providing competitive prices for on-demand products in the required quantities.  Full service design, employing advanced computer-aided design and manufacturing systems, computer-to-plate speed and accuracy, and rapid turnover print processes give our customers the products they need, when they need them.  Our customers are generally in the food and food service, healthcare, medical and automotive industries, including private label manufacturers.  We sell directly to these customers, who have requirements that are characterized by extensive product design variability, short production cycles and variable print run quantities.

Stock Packaging: Our stock packaging line offers a variety of products including a collection of confectionery, candy and bakery boxes, gourmet bags and other products such as trays and other complementary items.  Most of these items are available for customization with ink and foil stamping in quantities of as few as 50.  We serve over 4,000 customers in the U.S. and Canada on a direct basis and through distributor networks.  Our core target market is the independent confectionery industry; however, we also provide retail packaging solutions during the holiday season to gift retailers and for general consumer use.

Personalized Print Services [represented approximately 5% of our product revenue in 2012]:

We produce a wide variety of customized products for both the corporate and consumer markets under our Krepe-Kraft brand.  Our product offerings include invitations, napkins, announcements, bags, boxes and other accessory products for all social occasions such as corporate events, weddings, bar/bat mitzvahs, graduations and anniversaries.  We are able to leverage our operational capabilities to deliver smaller quantities of customized personalized print products with short turnaround times to meet the highly variable needs of our customers.  Our channels to market include primarily retailers, such as bridal and gift shops, and branded internet web resellers.  We also sell through our own websites, partybasics.com and myweddingbasics.com, and through our retail outlet store located within our facility.

MOD-PAC provides specific value-added qualities with its products and services in order to contribute to the success of our customers. These include the following:

●	Strong, service-based customer relationships;

●	Reliability and premium quality that comes from many decades of reputable experience;

●	A high level of responsiveness to address our customers’ needs, offering innovative packaging solutions, products and services on-demand, with short lead times from order entry to delivery;

●	One stop shopping with wide ranging products and services,

●	Integrated manufacturing and technology capabilities; and

●	The ability to service order sizes from “hundreds” to “millions” of pieces, allowing our customers to order in their desired, not forced, quantities.

We also provide additional value-added services that include design assistance, finishing services and digital asset management.

MOD-PAC’s strategy for growth is to leverage our capabilities to innovate and aggressively integrate technology into our production operations providing cost-effective solutions.  Applying our lean manufacturing processes, coupled with state-of-the-art printing technologies, MOD-PAC is able to address short-run, highly variable content customer needs with turn-around times much faster than industry standards.

General Development of Business

Originally established as a paperboard packaging company in 1881, MOD-PAC was acquired by the Astronics Corporation (“Astronics”) in 1972, and later spun-off on March 14, 2003.  The spin-off was accomplished by means of a one-for-two distribution ("the Distribution") of all of the outstanding shares of MOD-PAC's common stock and Class B stock to shareholders of Astronics.  At the time of the Distribution, MOD-PAC became a separately traded, publicly held company.

During the early 2000’s, the Company expanded into commercial print, but in June 2009, we rationalized our product lines in order to refine our focus and capitalize on our growing position in the custom folding carton industry.

We believe that by focusing our resources on the folding carton industry and the opportunities within it, we can improve our ability to expand market share and grow at a rate greater than the industry in general, while also creating greater operational efficiencies, reducing costs and improving our operating leverage thereby strengthening our earning power.

Working Capital Management Practices

In order to improve our operating leverage and cash generation, our strategy includes minimizing working capital requirements by reducing production cycle times, generally enabling us to generate substantially all of our working capital requirements from operations. The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At December 31, 2012, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at the end of the fourth quarter of 2012.  The unused portion of the line of credit that was available to the Company at December 31, 2012 was $2.8 million.  We believe cash and cash equivalents, which totaled $3.6 million at December 31, 2012, in combination with cash expected to be generated from our 2013 operations, can meet our obligations, other working capital requirements and capital expenditure needs in 2013.

Competitive Conditions

The folding carton industry is highly competitive and developed over time from a local and regional base, much like MOD-PAC originally, but has consolidated significantly over the last 20 years.  We compete with a significant number of national, regional and local companies, many of which are independent and privately-held. The largest competitors in this market are primarily focused on the long-run print order market and include large integrated paper companies such as Rock-Tenn Company, Caraustar Industries, Inc., Graphic Packaging Holding Company and Mead-Westvaco Corp.  MOD-PAC’s focus is on niche market opportunities requiring short print runs, which capitalize on our efficient processes and operations to meet customers’ highly variable needs.

For personalized print products, we compete with many small operations that do not have the production resources equivalent to MOD-PAC, lack the variety of print and finishing capabilities and are often geographically constrained to local customers.

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

Employees

MOD-PAC employed 370 employees as of December 31, 2012, none of whom are covered by a collective bargaining agreement.  We consider relations with our employees to be good.

Raw Materials and Components

Our principal raw materials are paperboard and ink which are available from multiple sources.  We purchase most of these raw materials from a limited number of strategic and preferred suppliers.  The paperboard industry is cyclical and prices can fluctuate, and we have been impacted in recent years by fluctuations in paperboard prices. We do not have long-term purchase agreements in place to purchase raw materials.

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

Significant Customers

The Company has a significant concentration of business with two major customers. Sales to Gilster Mary Lee accounted for 13.1% of revenue in 2012, 11.4% of revenue in 2011 and 11.6% of revenue in 2010. Accounts receivable from this customer at December 31, 2012 and 2011 were $0.6 million in both years.  Sales to Covidien accounted for 16.8% of revenue in 2012, 18.1% of revenue in 2011 and 17.3% of sales in 2010.  Accounts receivable from this customer at December 31, 2012 and 2011 were $1.1 million and $1.0 million, respectively.

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

●
Significant increases in the cost of energy or raw materials could have a material adverse effect on our margins and income from operations.  Increases in paperboard costs, which represent a significant portion of our raw material costs, and any decrease in availability of paperboard could adversely affect our business.

●
A significant amount of paperboard is scrapped as a result of normal operations. Virtually all paperboard waste is sold to third party recyclers.  Changes in the recycled paperboard market may have an impact on our profitability.

●
We have been dependent on certain customers, the loss of which could have material adverse effects on product sales and, depending on the significance of the loss, our results of operations, financial condition or cash flow.  Our two largest customers accounted for 29.9% of total revenues in 2012.  Our ability to generate cash flows is dependent, in significant part, on our ability to re-establish growth in sales volume and maintain or increase selling prices that we realize for our products.

●
Our ability to successfully implement our business strategies and to realize anticipated savings is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.

●
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

●
We face intense competition, and if we are unable to compete successfully against other manufacturers of custom folding cartons, stock packaging and personalized print, we could lose customers and our revenues may decline.

●
Our net sales and profitability could be affected by intense pricing pressures. If our facility is not as cost efficient as those of our competitors, or if our competitors otherwise choose to lower prices, we may lose customers, which could negatively impact our revenue, cash flows and financial condition.

●	Delays in our plans to improve manufacturing productivity and control costs of operations could negatively impact our margins.

●
Any prolonged disruption in production due to equipment failures, destruction of, or material damage to any of our facilities could have a material adverse effect on our net sales, margins and cash flows.

●
Work stoppages and other labor relations matters may make it substantially more difficult or expensive for us to manufacture and distribute our products, which could result in decreased sales or increased costs, either of which would negatively impact our financial condition and results of operations.

●	We are dependent on key management personnel. We cannot be certain that we will be able to retain our executive officers and key personnel or attract additional qualified management in the future.

●	If we cannot protect our reputation due to product quality and liability issues, our business could be harmed.

●
We are subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under such laws or regulations, could negatively impact our financial condition and results of operations.

●
We may unknowingly, or inadvertently violate the intellectual property rights of others as we innovate new ways to capture, aggregate, process and print orders from the internet which could result in the payment of damages or injunctions which could interfere with our business.

●	We may not be able to adequately protect and defend our intellectual property and proprietary rights, which could harm our future success and competitive position.

●
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

●	An impairment of our fixed assets could negatively impact our financial condition. Although this write-off would be a non-cash charge, it could significantly reduce our earnings and net worth.

●
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

●
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

●
On October 29, 2012, the Board of Directors received a non-binding proposal from Messrs. Kevin T. Keane and Daniel G. Keane to acquire all of the Company’s outstanding Common Stock and Class B Stock that they do not currently directly or indirectly own for $7.20 per share in cash (the “Proposal”).  In their letter outlining this proposal, Messrs. Kevin T. Keane and Daniel G. Keane indicated that they were unwilling to consider any transaction other than one in which they would be the acquirer.  The Board of Directors has established a Special Committee of independent Directors (the “Special Committee”), comprised of Messrs. Robert J. McKenna, William G. Gisel and Howard Zemsky, to consider the proposal, to negotiate on behalf of the Company and, if it deems appropriate, to solicit and consider any alternative transactions.

The Special Committee cautions the Company's shareholders and others considering trading in its securities that no decision has been made with respect to the Company's response to the proposal.  There can be no assurance that any definitive offer will be made, that any agreement will be executed or that the transaction contemplated in the proposal or any other transaction will be approved or consummated.  Until such time as the Company enters into or declares that it will not enter into a definitive agreement with Messrs. Kevin T. Keane and Daniel G. Keane or any alternative transaction, the price of the Company’s Common Stock may change to reflect market assumptions as to whether or not any transaction is likely to occur.  In addition, the Company has incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Proposal, and many of these fees and costs are payable by the Company regardless of whether or not any potential transaction is consummated.

●	Certain cash balances with our bank are insured up to $250,000 by the FDIC, therefore any amounts in excess of this limit are subject to risk.

Item 1B.         UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.            PROPERTIES

We maintain our corporate headquarters and conduct our operations at the following facilities:

Location	Type of Facility	Square Footage	Owned or Leased
Buffalo, NY	Corporate headquarters: printing and manufacturing	333,000	Owned
Buffalo, NY	Office and warehouse	253,000	Leased

We believe the 333,000 square foot corporate headquarters, printing and manufacturing property has been adequately maintained, is in generally good condition and is suitable for our business as presently conducted.  We also believe our existing facility provides sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future.  We entered into a forty-nine year lease for the 253,000 square feet of office and warehouse buildings in November 2003.  These buildings are adjacent to our corporate headquarters, printing and manufacturing property and were acquired for potential expansion of such facilities.  Currently, portions of this space are being rented to third parties.  Future rehabilitation expenditures will be based on our anticipated facility requirements.

Item 3.            LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or which any of their property is the subject.

Item 4.            MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.            MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 14, 2003, MOD-PAC was spun-off from Astronics Corporation in a tax-free distribution to the shareholders of Astronics Corporation and became listed on the NASDAQ National Market under the symbol MPAC.  Except for a special $7,000,000 dividend paid to Astronics Corporation on December 31, 2002, in connection with its spin-off from Astronics, we have not paid any cash dividends in the ten-year period ended December 31, 2012. The Company’s Board of Directors regularly evaluates its best use of cash to include investments in the Company’s growth, dividends and stock buyback programs.  Currently, the Company has no plans to pay dividends; however, it is authorized to repurchased 200,000 shares. The Company did not repurchase any shares in 2012. As of February 1, 2013, there were 485 holders of record for our Common Stock and 405 holders of record for our Class B stock.  We did not sell any unregistered securities in 2012.

Our Class B stock is not listed on any national exchange or quotation system.

Quarterly information for each quarterly period during 2012 and 2011 on the range of prices for our Common Stock appears in the following table:

	2012				2011
Quarter	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$7.09	$5.70	$7.20	$7.05	$6.92	$6.10	$6.61	$6.28
Low	$4.45	$4.10	$4.80	$5.23	$4.74	$4.76	$5.25	$4.61

PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER

Period			(a) Total Number of Shares (or Units) Purchased	b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 30	-	October 27, 2012	-	N/A	-	200,000
October 28	-	November 24, 2012	-	N/A	-	200,000
November 25	-	December 31, 2012	-	N/A	-	200,000
	Total		-	N/A	-	200,000

CORPORATE PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return of (i) MOD-PAC CORP., (ii) the NASDAQ Composite – Total Returns and (iii) the NASDAQ Non-Financial Stocks for the period December 31, 2007 through December 31, 2012.

Item 6.            SELECTED FINANCIAL DATA

(amounts in thousands, except for per share data)
		2012	2011	2010	2009	2008
Performance:
Revenue		$59,284	$56,225	$48,721	$48,896	$48,898
Cost of Products Sold		$48,554	$45,943	$39,964	$41,518	$42,174
Gross Margin		18.1%	18.3%	18.0%	15.1%	13.8%
Selling, General and Administrative Expenses		$7,939	$7,488	$7,056	$7,549	$7,870
Operating Margin		4.7%	5.0%	3.5%	(4.0%)	(2.3%)
Net Income (Loss)	(1)	$1,689	$1,871	$1,306	$(1,982)	$(895)
Net Margin		2.8%	3.3%	2.7%	(4.1%)	(1.8%)
Basic Earnings (Loss) Per Share		$0.52	$0.57	$0.38	$(0.58)	$(0.26)
Weighted Average Shares Outstanding – Basic		3,217	3,294	3,420	3,430	3,434
Diluted Earnings (Loss) Per Share		$0.51	$0.55	$0.37	$(0.58)	$(0.26)
Weighted Average Shares Outstanding – Diluted		3,318	3,416	3,544	3,430	3,434
Return (Loss) on Average Assets		5.1%	6.2%	4.5%	(6.4%)	(2.7%)
Return (Loss) on Average Equity		6.3%	7.5%	5.5%	(8.2%)	(3.5%)
Year End Financial Position:
Total Assets		$33,139	$31,144	$28,777	$29,201	$32,551
Line of Credit		$-	$-	$-	$-	$1,000
Long Term Debt		$1,800	$1,820	$1,958	$2,292	$2,413
Shareholders' Equity		$28,006	$25,799	$24,398	$23,299	$25,012
Book Value Per Share		$8.54	$8.04	$7.29	$6.79	$7.29
Other Data:
Depreciation and Amortization		$3,226	$2,965	$2,792	$3,188	$3,737
Capital Expenditures		$5,126	$2,332	$1,789	$975	$1,993
Shares Outstanding at year-end:	- Common	2,713	2,625	2,733	2,804	2,789
	- Class B	564	582	616	628	641
Number of Registered Shareholders	- Common	485	499	525	519	529
(as of February 1, 2013)	- Class B	405	420	441	468	476

(1) Includes $178 and $1,772 expense for net write-down of impaired assets in 2010 and 2009, respectively

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

Overview

In the second quarter of 2009, we made a strategic decision to rationalize our product lines and exit the Specialty Print and Direct Mail market, choosing to focus our resources on our growing Custom Folding Carton line.  As a result of this initiative we have realized an improvement in our operating performance.  In addition, for the Custom Folding Carton market, we believe we are more effective in our sales and marketing efforts by becoming more focused in our approach and through better utilization of our resources.  Our Custom Folding Carton customers are generally from the healthcare, confectionary, food and food service and automotive industries, including private label manufacturers.  Our expertise in this market is our capability to deliver on-demand processing.  We manufacture and print the specific quantities of custom folding cartons required by our customers, as needed by them, as opposed to printing long runs creating inventory challenges and creating obsolescence risk for our customers as well as ourselves.  As a result, we do not require minimum print orders and are more flexible than most printers in addressing our customers’ needs.  This capability has served our private label customers who may have several of the same carton requirements, but with varying print requirements for their customers, extremely well.

We also continue to develop our Stock Packaging and Personalized Print product lines.  Our Stock Packaging line serves primarily private confectionaries and, therefore is seasonal in nature and driven by the economy.  We believe that we are a leader in the private confectionery industry serving over 4,000 customers in the U.S. and Canada.  Our Personalized Print product line is focused on its store, catalog and web sales.  Because we provide products such as personalized dinner and cocktail napkins, small boxes for sundries at events and other celebration type items for the retail and corporate markets, this product line can be heavily impacted by economic downturns.  We can compete with much larger companies in the personalized print industry and have developed a strong brand in Krepe-Kraft among event planners and wedding coordinators.  Through our websites, www.partybasics.com and myweddingbasics.com, our products are available directly to the retail market.  We also provide our products to third-party web-stores.

Revenue

2012 compared with 2011

For fiscal 2012, revenue was $59.3 million compared with $56.2 million in 2011, an increase of $3.1 million or 5.4%.

The Custom Folding Cartons product line had sales of $46.0 million in 2012, an increase of 7.4% from 2011, primarily the result of increased business volume from several large existing customers, offset partially by decreased waste sales due to receding market conditions and decreased business from several large customers.

The Stock Packaging product line had sales of $10.2 million in 2012, an increase of 1.2% from 2011. The slight increase in customer sales was partially offset by decreased waste sales resulting from receding market conditions.

The Personalized Print product line had sales of $2.7 million in 2012, down $0.2 million, or 5.7%, from $2.9 million in 2011.  The decline from the prior year was mainly due to continued weakness in general business conditions.

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

Cost of Products Sold

As a percentage of revenue, the cost of products sold were 81.9%, 81.7% and 82.0% for the years 2012, 2011 and 2010, respectively.

The slight decline in gross profit margin was the result of increased employee related expenses, increased paperboard cost (mainly during the first half the year), increased depreciation expense and weaker sales mix; partially offset by decreases in repairs expense and utilities expense and operational leverage realized from increased product sales.

The improvement of cost of products sold as a percent of revenue in 2011 compared with 2010 was mainly the result of operational leverage generated by increased product sales, increased waste revenue and decreased rental expense, offset partially by increased repairs cost, depreciation expense, supplies cost, employee related costs and paperboard price increases.

Selling, General and Administrative Costs

Selling, general and administrative ("SG&A") costs were $7.9 million in 2012, $7.5 million in 2011 and $7.1 million in 2010. As a percentage of total revenue, SG&A costs were 13.4%, 13.3% and 14.5% for the years 2012, 2011 and 2010, respectively.

The 6.0% increase in SG&A costs in 2012 compared with 2011 was mainly due to increased professional services. There were $0.2 million in Company expenses related to the October 29, 2012 purchase proposal made by Kevin and Daniel Keane included in SG&A in 2012.

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

There were no net write-downs of impaired assets that were included in operating expenses in 2012 and 2011.

Provision for Income Taxes

The effective income tax rate was 33.6% in 2012, 31.9% in 2011 and 4.9% in 2010.

Tax expense for 2012 was recorded slightly lower than the customary rate primarily due to a domestic production activities deduction.

The Company utilized its remaining available operating loss carry-forwards in 2011.

Tax expense in 2010 related primarily to alternative minimum taxes as a result of the utilization of available net operating loss carry-forwards for which valuation allowances existed.

Liquidity and Capital Resources

Cash and cash equivalents were $3.6 million at December 31, 2012, a decrease of $0.3 million from $3.9 million at December 31, 2011.

Capital expenditures for 2012 were $5.1 million compared with $2.3 million in 2011 and $1.8 million in 2010. Expenditures in 2012 were mainly for folding cartons equipment and facilities improvements including a seven color printing press which cost approximately $2.0 million and a facilities power expansion project which cost approximately $1.6 million. Expenditures in 2011 were mainly for folding cartons equipment and facilities improvements. The spending in 2010 was primarily related to folding cartons equipment and system related investments. We anticipate approximately $1.8 to $2.1 million in capital spending for 2013.

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At December 31, 2012, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at December 31, 2012.  The amount of the line of credit that was unused and available to the Company at December 31, 2012 was $2.8 million.

There were no shares repurchased in 2012. The Company repurchased 182,539 and 165,572 shares in 2011 and 2010 at an average price of $5.53 and $4.74, respectively.  The Company has authorization to repurchase 200,000 shares at December 31, 2012. The closing price of the Company’s stock at December 31, 2012 was $6.78.  At this price, the repurchase of 200,000 shares would require $1.4 million.

We believe cash and cash equivalents, which totaled $3.6 million at December 31, 2012, in combination with cash expected to be generated from our 2013 operations, can meet our obligations, other working capital requirements and capital expenditure needs in 2013.

Contractual Obligations

(in thousands)

Payments Due by Period	Total	2013	2014-2015	2016-2017	After 2017
Equipment Loans	$17	$17	$-	$-	$-
Capital Lease Obligation - Aggregate payments (1)	7,170	180	360	360	6,270
Capital Lease Obligation - Aggregate (Other)	3	3	-	-	-
Operating Leases	68	24	36	8	-
Total	$7,258	$224	$396	$368	$6,270

(1) Represents a forty-nine year lease beginning November 2003 for 253,000 square feet of office and warehouse buildings adjacent to the Company's corporate printing and manufacturing property. Beginning in November 2022 and ending in October 2028, the Company has an option to purchase the property for $1.8 million and terminate the lease. If the purchase option is not exercised, the Company is obligated to make monthly payments of $15,000 through October 2052.

Off-Balance Sheet Arrangements

The only off-balance sheet arrangements we have are operating leases for equipment and two automobile leases.  Rental expense under these leases was $25 thousand in 2012, $16 thousand in 2011 and $413 thousand in 2010.

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

Deferred Tax Asset and Liability Valuation Allowances
We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities.  Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits not expected to be realized. Investment tax credits are recognized on the flow through method.  Specifically and with respect to deferred tax assets, we had gross deferred tax assets at December 31, 2012 of $4.0 million related to New York State tax credits.  These credits are subject to certain statutory provisions, such as length of available carry-forward period and minimum tax, which reduces the probability of realization of the full value of such credits.  Management estimates the amount of credits we are likely to realize in the future based on actual historical realization rates and the statutory carry-forward period.   As a result of the analysis performed as of December 31, 2012, we do not expect to be able to utilize these credits and management adjusted the valuation allowance for these credits to $4.0 million.

Stock-Based Compensation
Stock-based compensation awards granted are valued at fair market value at the date of the grant and are charged to expense ratably over the requisite service period.  Stock compensation expense is included in selling, general and administrative expenses.  Stock compensation expense was $274 thousand, $379 thousand and $399 thousand in 2012, 2011 and 2010, respectively.

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

Risks due to fluctuations in interest rates are not material to us at December 31, 2012 because of minimal exposure to floating rate debt.

As of November 2012, the majority of our power needs are electrical.  Risks due to fluctuations in price or availability are minimal.  We own a natural gas powered generator that is capable generating nearly 100% of our required electrical needs as a back-up power source.

We have no foreign operations, nor do we transact any business in foreign currencies.  Accordingly, we have no foreign currency market risks.

The market risk that we were exposed to at December 31, 2011 was generally the same as described above.

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MOD-PAC CORP.

We have audited the accompanying consolidated balance sheets of MOD-PAC CORP. as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MOD-PAC CORP. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Buffalo, New York
February 21, 2013

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$3,641	$3,900

Accounts receivable	6,008	5,400
Allowance for doubtful accounts	(13)	(20)
Net accounts receivable	5,995	5,380
Inventories	6,782	7,023
Refundable income taxes	-	219
Prepaid expenses	424	506
Total current assets	16,842	17,028

Property, plant and equipment, at cost:
Land	1,224	1,192
Buildings and improvements	14,435	12,789
Machinery and equipment	53,125	50,566
Construction in progress	643	168
	69,427	64,715
Less accumulated depreciation and amortization	(53,928)	(51,065)
Net property, plant and equipment	15,499	13,650
Deferred income taxes	317	-
Other assets	481	466
Total assets	$33,139	$31,144

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands)	December 31,
	2012	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$20	$89
Account payable	1,884	2,151
Accrued expenses	1,223	1,171
Income taxes payable	180	-
Total current liabilities	3,307	3,411

Long-term debt	1,800	1,820
Other liabilities	26	27
Deferred income taxes	-	87
Total liabilities	5,133	5,345

Shareholders’ equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued 3,712,156 at December 31, 2012; 3,623,945 at December 31, 2011	37	36
Class B stock, $.01 par value, authorized 5,000,000 shares, issued 564,191 at December 31, 2012; 582,493 at December 31, 2011	6	6
Additional paid-in capital	4,288	3,771
Retained earnings	31,685	29,996
Treasury stock at cost: 998,809 shares at December 31, 2012 and 2011	(8,010)	(8,010)
Total shareholders’ equity	28,006	25,799

Total liabilities and shareholders’ equity	$33,139	$31,144

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)	Years Ended December 31,
	2012	2011	2010

Revenue:
Net sales	$58,890	$55,777	$48,232
Rental income	394	448	489
Total revenue	59,284	56,225	48,721

Costs and expenses:
Cost of products sold	48,554	45,943	39,964
Selling, general and administrative expenses	7,939	7,488	7,056
Net write-down of impaired assets	-	-	178
Income from operations	2,791	2,794	1,523
Interest expense	(189)	(192)	(195)
Other (loss) income, net	(60)	146	45
Income before taxes	2,542	2,748	1,373
Income tax expense	853	877	67
Net income	$1,689	$1,871	$1,306

Income per share:
Basic	$0.52	$0.57	$0.38
Diluted	$0.51	$0.55	$0.37

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,689	$1,871	$1,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,226	2,965	2,792
Adjustment to provision for doubtful accounts	(11)	(13)	(33)
Stock option compensation expense	274	379	399
Deferred income taxes	(404)	81	6
Net write-down of impaired assets	-	-	178
Loss (gain) on disposal of assets	63	(49)	12
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(604)	(460)	(53)
Inventories	242	(1,789)	(976)
Prepaid expenses	82	(66)	(143)
Other liabilities	(1)	3	(14)
Accounts payable	(269)	850	(1,266)
Payable (refundable) income taxes	453	(259)	40
Accrued expenses	52	232	136
Net cash provided by operating activities	4,792	3,745	2,384

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	-	49	134
Change in other assets	(26)	7	(16)
Capital expenditures	(5,126)	(2,332)	(1,789)
Net cash used in investing activities	(5,152)	(2,276)	(1,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt and capital leases	(89)	(159)	(426)
Proceeds from issuance of stock	190	160	179
Purchase of stock for treasury	-	(1,010)	(785)
Deferred financing fees	-	-	(21)
Net cash provided by (used in) financing activities	101	(1,009)	(1,053)

Net change in cash and cash equivalents	(259)	460	(340)
Cash and cash equivalents at beginning of year	3,900	3,440	3,780
Cash and cash equivalents at end of year	$3,641	$3,900	$3,440

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$189	$192	$195
Cash paid for income taxes, net of refunds	$804	$1,055	$18

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)	Common Stock		Class B Stock		Treasury Stock
	Shares Issued	Par Value	Shares Issued	Par Value	Shares	Cost	Paid-In Capital	Retained Earnings
Balance at January 1, 2010	3,454	$35	628	$6	650	$6,215	$2,654	$26,819
Net Income								1,306
Stock compensation expense							399
Employee stock purchase plan	83	-					179
Class B stock converted	12	-	(12)	-
Stock purchased for treasury					166	785
Balance at December 31, 2010	3,549	35	616	6	816	7,000	3,232	28,125
Net Income								1,871
Stock compensation expense							379
Stock option and employee stock purchase plan	41	1					160
Class B stock converted	34	-	(34)	-
Stock purchased for treasury					183	1,010
Balance at December 31, 2011	3,624	36	582	6	999	8,010	3,771	29,996
Net Income								1,689
Stock compensation expense							274
Stock option and employee stock purchase plan	70	1					189
Excess tax benefits from equity based payment arrangements							54
Class B stock converted	18	-	(18)	-
Balance at December 31, 2012	3,712	$37	564	$6	999	$8,010	$4,288	$31,685

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

Revenue is recognized when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product and is based on the applicable shipping terms. There are no significant contracts allowing for right of return.  Sales to customers are recorded net of any prompt-payment discounts. A trade receivable is recorded at the value of the sale.  The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.  Generally, amounts not collected from customers within 120 days of the due date of the invoice are credited to an allowance for doubtful accounts.  After collection efforts have been exhausted, uncollected balances are charged off to the allowance. Shipping and handling costs are expensed as incurred and are included in costs of products sold.

Advertising costs are expensed when incurred and were $131 thousand in 2012, $77 thousand in 2011 and $86 thousand in 2010.

Income per share
Income per share computations are based upon the following table:

(in thousands, except per share data)	Years Ended December 31,
	2012	2011	2010
Net income	$1,689	$1,871	$1,306

Basic weighted average shares outstanding	3,217	3,294	3,420
Net effect of diluted stock options	101	122	124
Diluted weighted average shares outstanding	3,318	3,416	3,544

Basic income per share	$0.52	$0.57	$0.38

Diluted income per share	$0.51	$0.55	$0.37

Approximately 343 thousand, 378 thousand and 396 thousand for the years 2012, 2011 and 2010, respectively, of common shares potentially issuable from the exercise of stock options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Machinery and equipment includes $589 thousand and $693 thousand of unamortized computer software costs at December 31, 2012 and 2011, respectively.  The expense related to the amortization of capitalized computer software costs for the years ended December 31, 2012, 2011, and 2010 was $277 thousand, $259 thousand and $335 thousand, respectively.

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

Inventories
Inventories are stated at the lower of cost or market, with cost being determined in accordance with the first-in, first-out method.  Costs included in inventory are the cost to purchase the raw material, the direct labor incurred on work in progress and finished goods, and an overhead factor based on other indirect manufacturing costs incurred.  Inventories at December 31 were as follows:

(in thousands)
	2012	2011
Raw material	$2,470	$3,069
Work in progress	392	248
Finished goods	3,920	3,706
Total inventory	$6,782	$7,023

Capital Stock
Class B Stock is identical to common stock, except Class B Stock has ten votes per share, and is automatically converted to common stock on a one-for-one basis when sold or transferred, and cannot receive dividends unless an equal or greater amount is declared on common stock.  As of December 31, 2012, 1,276,414 shares of common stock have been reserved for issuance upon conversion of the Class B stock and for options granted under the employee and director stock option plans.

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

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on this testing, the Company recognized asset impairment charges of $0.2 million in 2010. No asset impairment charges were recognized in 2012 and 2011.

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

3. Product Line Net Sales

Product line net sales are as follows:

(in thousands)	Years Ended December 31,
	2012	2011	2010
Folding cartons:
Custom folding cartons	$45,982	$42,822	$35,713
Stock packaging	10,195	10,077	9,582
Folding cartons sub-total	56,177	52,899	45,295

Personalized print	2,713	2,878	2,937

Total	$58,890	$55,777	$48,232

4. Selected Quarterly Financial Information (unaudited)

(in thousands, except share data)
	2012				2011
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenue	$16,617	$15,374	$13,490	$13,801	$14,559	$14,360	$13,395	$13,911
Gross Profit	$3,867	$3,302	$1,786	$1,775	$2,506	$2,828	$2,701	$2,247

Earnings (loss) per share:
Basic	$0.32	$0.28	$(0.04)	$(0.04)	$0.13	$0.19	$0.14	$0.11
Diluted	$0.31	$0.27	$(0.04)	$(0.04)	$0.12	$0.18	$0.14	$0.11

5. Rationalization of Product Lines

During 2009, the Company rationalized its product lines in order to capitalize on its growing position in the Custom Folding Cartons product line.

$60 thousand in impairment charges associated with this rationalization process were recognized in 2010.  No costs associated with this rationalization were incurred in 2012 and 2011 and the Company does not expect to incur additional costs associated with this rationalization in the future.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Net Write-Down of Impaired Assets

The Company recognized a net write-down of impaired assets during 2010 which was included in operating income as follows:

(in thousands)
2010
Specialty print and direct mail equipment	$60
Software	118
Total net write-down of impaired assets	$178

No asset impairment charges were recognized in 2012 and 2011.

7. Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
(in thousands)	2012	2011	2010
Current:
US Federal	$1,234	$767	$51
State	23	29	10
Deferred	(404)	81	6
	$853	$877	$67

The effective tax rates differ from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2012	2011	2010
Statutory federal income tax (benefit)	34.0%	34.0%	34.0%
Nondeductible stock option expense	1.8%	1.8%	4.2%
Domestic production activities deduction	(3.8%)	(2.9%)	-
Reduction of valuation allowance	-	-	(38.2%)
State income tax, net of federal income tax benefit	0.6%	0.7%	0.5%
Other	1.0%	(1.7%)	4.4%
	33.6%	31.9%	4.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2012 and 2011 are as follows:

(in thousands)	2012	2011
Long-term deferred tax liability: Tax depreciation over financial statement depreciation	$(132)	$(491)

Long-term deferred asset: State investment tax credit carry-forwards, net of federal tax	4017	4,530
Other – net	449	404
Total long-term deferred tax assets	4466	4,934
Valuation allowance for deferred tax asset	(4017)	(4,530)
Net long-term deferred tax asset	449	404

Net deferred tax asset (liability)	$317	$(87)

The valuation allowance for deferred tax assets decreased by $0.5 million during 2012 and increased by $0.1 million during 2011.

On December 31, 2012, the Company had various state tax credit carry-forwards of $6.0 million ($6.9 million in 2011) including approximately $1.0 million of state investment tax credits expiring through 2022 and $5.0 million of other business credits.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's continuing practice is not to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2012, the Company had no amounts accrued related to uncertain tax positions.

8. Long-Term Debt

Long-term debt consists of the following:

(in thousands)
	2012	2011
Capital lease obligations:
Building - due in 2022; bears interest at 10%; payable monthly	$1,800	$1,800
Equipment	3	27
	1,803	1,827
Less current maturities	(3)	(24)
Capital lease obligation - long-term	1,800	1,803

Loans:
Equipment loans	17	82
Less current maturities	(17)	(65)
Loans - long-term	-	17

Total long-term debt	$1,800	$1,820

In November of 2003, the Company entered into a lease transaction, which gave it control of the real estate complex adjoining its main production facility.  This complex consists of approximately 13 acres and buildings totaling approximately 253,000 square feet.  It is a capital lease for accounting and financial reporting purposes, meaning that the land and buildings are capitalized and the building is amortized, while the lease obligation is treated as the equivalent of a mortgage note.  The lease term is forty-nine years with the option to buy the underlying real estate and terminate the lease in the twentieth year for $1.8 million. This purchase option in the twentieth year represents the principal balance of the obligation. Monthly lease payments total $155 thousand annually for the first seven years (through November 2010), and $180 thousand annually for the remainder of the lease. Lease payments are recorded as interest expense. The aggregate of the lease payments from inception over the lease term is $8.6 million. The carrying value of the underlying real estate, including improvements, was $3.3 million at December 31, 2012. Amortization of such assets is included in operating expenses in the accompanying statement of income. The Company has non-cancelable sub-leases for space in the complex that have scheduled rents as follows over the next several years: $191 thousand in 2013, $114 thousand in 2014, $108 thousand in 2015, $89 thousand in 2016, $76 thousand in 2017 and $258 thousand thereafter.

Equipment capital lease obligations are as follows: $3 thousand in 2013 and none thereafter.

Equipment loans debt matures as follows: $17 thousand in 2013 and none thereafter. The interest rates on the loans range from 7.1% to 7.6% and the terms of the loans range from 58 months to 60 months.

9. Assets Under Capital Leases Included in Property, Plant and Equipment

Assets under capital leases included in property, plant and equipment are summarized as follows:

(in thousands)	Years Ended December 31,
	2012	2011
Land and improvements	$673	$673
Buildings	4,250	4,220
Equipment	54	89
	4,977	4,982
Less accumulated amortization	(1,662)	(1,459)

Net assets under capital leases	$3,315	$3,523

Amortization expense for these assets was $228 thousand, $238 thousand and $237 thousand in the years 2012, 2011 and 2010, respectively.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Operating Leases

The Company leases several pieces of equipment and two automobiles under separate operating leases.  Rental expense under these leases was $25 thousand in 2012, $16 thousand in 2011 and $413 thousand in 2010.  Minimum future rental payments under non-cancelable lease obligations as of December 31, 2012 are: 2013, $24 thousand; 2014, $19 thousand; 2015, $17 thousand; 2016, $8 thousand; and none thereafter.

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

The fair values of options granted under these Plans are calculated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair value at the grant date of options granted during 2011 and 2010 was $4.41 and $3.33 respectively.  There were no options granted in 2012. The following table provides the range of assumptions used to value stock options granted during 2011 and 2010.

	Years Ended December 31,
	2011			2010
Expected volatility	78%	-	86%	78%	-	82%
Risk-free rate	0.9%	-	2.2%	2.0%	-	2.5%
Expected dividends		0%			0%
Expected term (in years)	5.5	-	6.5	5.5	-	6.5

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

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity for the years ended December 31, 2012, 2011 and 2010 follows:

(aggregate intrinsic value in thousands)
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2010	630,829	$6.77
Options granted	105,000	$4.91
Options forfeited	(1,114)	$6.76
Options expired	(17,049)	$6.22
Outstanding at the end of year	717,666	$6.58	$567

Exercisable at December 31, 2010	557,666	$6.82	$440

Outstanding at January 1, 2011	717,666	$6.58
Options granted	72,500	$5.61
Options forfeited	(1,750)	$4.49
Options expired	(15,347)	$11.48
Options exercised	(3,600)	$1.85
Outstanding at the end of year	769,469	$6.35	$1,240

Exercisable at December 31, 2011	645,069	$6.63	$1,016

Outstanding at January 1, 2012	769,469	$6.35
Options expired	(13,874)	$10.34
Options exercised	(42,922)	$1.89
Outstanding at the end of year	712,673	$6.54	$1,775

Exercisable at December 31, 2012	656,123	$6.72	$951

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $6.78, $6.67 and $5.00 as of December 31, 2012, 2011 and 2010, respectively, which would have been received by the option holders had all options with an exercise price less than the market price been exercised as of that date. The intrinsic value of options exercised in 2012 and 2011 was $210 thousand and $15 thousand, respectively. There were no shares exercised in 2010. The Company’s current policy is to issue additional new shares upon exercise of stock options.

The fair value of options vested was $0.2 million, $0.4 million and $0.3 million in 2012, 2011 and 2010, respectively.  At December 31, 2012, total compensation costs related to non-vested awards not yet recognized was $0.2 million which will be recognized over a weighted average period of 2.0 years.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of December 31, 2012:

			Outstanding			Exercisable
Exercise Price Range			Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.68	to	$4.86	293,950	7.0	$3.56	251,400	7.0	$3.48
$5.39	to	$6.03	127,323	5.5	$5.73	113,323	5.1	$5.71
$7.36	to	$10.34	187,600	3.3	$8.57	187,600	3.3	$8.57
$11.68	to	$15.54	103,800	2.7	$12.33	103,800	2.7	$12.33
			712,673	5.2	$6.54	656,123	4.9	$6.72

MOD-PAC CORP. established the Employee Stock Purchase Plan to encourage its employees to invest in the Company. The plan provides eligible employees that have been with the Company for at least a year the option to invest up to 20% of their total compensation received in the previous calendar year (not in an amount that would disqualify the plan under section 423 of the Internal Revenue Code) in the Company's common stock at a price equal to 85% of the mean between the closing bid and ask prices of the Company's common stock, on October 1 of each year. Employees are allowed to enroll annually. Employees indicate the number of shares they wish to obtain through the program and their intention to pay for the shares through payroll deductions over the annual cycle of October 1 through September 30. Employees can withdraw anytime during the annual cycle and all money withheld from the employee's pay is returned with interest. If an employee remains enrolled in the program, enough money will have been withheld from the employees’ pay during the year to pay for all the shares that the employee opted for under the program. At December 31, 2012, employees have enrolled to purchase 67,314 shares at $3.85 per share on September 30, 2013. The fair value of options to purchase common stock granted under the Employee Stock Purchase Plan was $1.50, $1.69 and $1.89 per option in 2012, 2011 and 2010, respectively, and is recorded as expense over the one year term of the options.

12. Profit Sharing/401(k) Plan

The Company has a Qualified Profit Sharing / 401(k) Plan ("the Plan") for the benefit of its eligible full-time employees. Under the provisions of the Plan, the Company may make annual contributions to the Plan based on percentages of pre-tax income. In addition, employees may contribute a portion of their salary to the Plan, which is partially matched by the Company. The Plan may be amended or terminated at any time. Total charges to income for the Company plan were $362 thousand, $330 thousand, and $208 thousand in 2012, 2011, and 2010, respectively.

13. Concentrations Related to Production Assets, Employees and Power

All of the Company’s production assets and its employees are located in Western New York State. The Company believes that the supply of labor and the infrastructure to support the supply of materials and the shipment of product from its facilities is generally adequate.

As of November 2012, the majority of the Company’s power needs are electrical.  Risks due to fluctuations in price or availability are minimal.  The Company owns a natural gas powered generator that is capable generating nearly 100% of the Company’s required electrical needs as a back-up power source.

14. Sales to Major Customers

The Company has a significant concentration of business with two major customers. Sales to Gilster Mary Lee accounted for 13.1% of revenue in 2012, 11.4% of revenue in 2011 and 11.6% of revenue in 2010. Accounts receivable from this customer at December 31, 2012 and 2011 were $0.6 million in both years.  Sales to Covidien accounted for 16.8% of revenue in 2012, 18.1% of revenue in 2011 and 17.3% of sales in 2010.  Accounts receivable from this customer at December 31, 2012 and 2011 were $1.1 million and $1.0 million, respectively.

MOD-PAC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Line of Credit

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At December 31, 2012, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The amount of the line of credit that was unused and available to the Company at December 31, 2012 was $2.8 million.

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

Management’s report on Internal Control over Financial Reporting:
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the President/Chief Executive Officer and Chief Operating Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2012.

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

Item 9B.         OTHER INFORMATION

On October 29, 2012, the Board of Directors received a non-binding proposal from Messrs. Kevin T. Keane and Daniel G. Keane to acquire all of the Company’s outstanding Common Stock and Class B Stock that they do not currently directly or indirectly own for $7.20 per share in cash (the “Proposal”).  In their letter outlining this proposal, Messrs. Kevin T. Keane and Daniel G. Keane indicated that they were unwilling to consider any transaction other than one in which they would be the acquirer.  The Board of Directors has established a Special Committee of independent Directors (the “Special Committee”), comprised of Messrs. Robert J. McKenna, William G. Gisel and Howard Zemsky, to consider the proposal, to negotiate on behalf of the Company and, if it deems appropriate, to solicit and consider any alternative transactions.

The Special Committee cautions the Company's shareholders and others considering trading in its securities that no decision has been made with respect to the Company's response to the proposal.  There can be no assurance that any definitive offer will be made, that any agreement will be executed or that the transaction contemplated in the proposal or any other transaction will be approved or consummated.  Until such time as the Company enters into or declares that it will not enter into a definitive agreement with Messrs. Kevin T. Keane and Daniel G. Keane or any alternative transaction, the price of the Company’s Common Stock may change to reflect market assumptions as to whether or not any transaction is likely to occur.  In addition, the Company has incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Proposal, and many of these fees and costs are payable by the Company regardless of whether or not any potential transaction is consummated.

PART III

Item 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors:
Our Board of Directors, their ages, certain biographical information, and the date each assumed their office with us is as follows as of February 21, 2012:

William G. Gisel, Jr., age 60, has been a director since 2003.  Since mid-2006, he has been the Chief Executive Officer of Rich Products Corporation, a privately held company that is a supplier and solutions provider to the food service and in-store bakery segments of the food industry. From 1999 to 2006, Mr. Gisel served as Chief Operating Officer of Rich Products Corporation.  From 1996 to 1999, Mr. Gisel served as President of Rich Product’s Food Group. Prior to that, he has held positions with Rich Products of Executive Vice President, Vice-President International and General Counsel.  Mr. Gisel also serves as a director of KeyCorp and Moog Inc. Mr. Gisel holds a B.A. from Williams College, a J.D. from Emory University and an M.B.A. from the University of Rochester.

Kevin T. Keane, age 80, has served as the Chairman of the Board of the Company since 2002. From 1974 to the present, Mr. Keane has been Chairman of the Board of Astronics Corporation.  Astronics Corporation is a publicly traded company that produces advanced high performance lighting, electronic power, and automated test systems for the global aerospace and defense industries.  Astronics was the parent of the Company until its spin-off in March 2003. Mr. Keane was also the President and Chief Executive Officer of Astronics from 1974 to 2002.  Mr. Keane received an A.B. in economics and an M.B.A. from Harvard University.  Mr. Keane is the father of Daniel G. Keane.

Daniel G. Keane, age 47, has served as a director since 2002 and has served as the Company’s President since 1997.  Mr. Keane was appointed the Chief Executive Officer of the Company in 2002.  Prior to becoming President, he was employed by the Company in various other management capacities.  Mr. Keane received a B.A. in economics from Dartmouth College and received an M.B.A. from Duke University.  Mr. Keane is the son of Kevin T. Keane.

Robert J. McKenna, age 64, has been a director since 2002.  He was President and Chief Executive Officer of Wenger Corporation, a manufacturer of facility products for performing arts and education markets from October 2001 until his retirement in December 2005.  From 1994 to October 2001, Mr. McKenna was Chairman of the Board, President and Chief Executive Officer of Acme Electric Corporation, a manufacturer of power conversion systems for electronic and electrical systems.  Mr. McKenna also serves as a director of Astronics Corporation.  Mr. McKenna received a B.S. in Business Management from Western Kentucky University.

Howard Zemsky, age 53, has been a director since 2003.  He has been the Managing Partner of Taurus Capital Partners LLC, a privately held investment group since 2001.  From 1999 until 2001, Mr. Zemsky was President of IBP Deli Group of Companies.  For over twenty years, Mr. Zemsky was employed in various management capacities by Russer Foods, Inc., a subsidiary of Tyson Foods, Inc., and from 1989 until 1999, he served as its President. Mr. Zemsky is a graduate of Michigan State University and holds an M.B.A. from the University of Rochester.

Other Directorships
In addition to serving as a member of the MOD-PAC Board of Directors, Messrs. Robert J. McKenna and Kevin T. Keane are also members of the Board of Directors of Astronics Corporation.  Mr. Bill Gisel is a member of the Board of Directors of KeyCorp and Moog Inc.  MOD-PAC is a former subsidiary of Astronics Corporation and was spun-off to the Astronics Corporation shareholders in March 2003.  Except as set forth above, no Director has served on the Board of Directors of another publicly held company within the last 5 years.

Board of Directors Independence
The Board of Directors has determined that each of its current directors, except for Messrs. Daniel G. Keane and Kevin T. Keane, is independent within the meaning of the NASDAQ Stock Market, LLC director independence standards as currently in effect.

Board of Directors Meetings and Standing Committees
The Board of Directors and its committees meet regularly throughout the year and also hold special meetings and act by written consent from time to time as appropriate.  All directors are expected to attend each meeting of the Board of Directors and the committees on which he serves, and are also invited, but not required, to attend the Annual Meeting.  The Board of Directors has three standing committees: an Audit Committee, Compensation Committee, and Nominating/Governance Committee.  During the year ended December 31, 2012, the Board of Directors held 7 meetings.  Each director attended at least 75% of the meetings of the Board of Directors and of all committees on which he served.

The Audit Committee consists of Messrs. Gisel (Chair), McKenna and Zemsky, each of whom is independent within the meaning of Section 10A(m)(3) of the Securities Act of 1934, as amended, and the NASDAQ Stock Market, LLC director independence standards as currently in effect.  The Board of Directors has determined that Messrs. Gisel, McKenna and Zemsky are each an “audit committee financial expert” as defined under federal securities laws.  Information regarding the functions performed by the Committee is set forth in the “Report of the Audit Committee” included in this proxy statement.  The Audit Committee held 3 meetings in 2012.  The Audit Committee is governed by a written charter approved by the Board of Directors that is posted on the Investor Relations section of the Company’s website at www.modpac.com.

The Compensation Committee consists of Messrs. Zemsky (Chair), Gisel and McKenna, each of whom is independent within the meaning of the NASDAQ Stock Market, LLC director independence standards as currently in effect.  The Compensation Committee is responsible for reviewing and approving compensation levels for the Company’s executive officers and reviewing and making recommendations to the Board of Directors with respect to other matters relating to the compensation practices of the Company.  In appropriate circumstances, the Compensation Committee considers the recommendations of Daniel G. Keane, the Company’s Chief Executive Officer, with respect to reviewing and approving compensation levels for other executive officers. The Compensation Committee does not use outside compensation consultants on a regular basis. It does utilize market compensation data that is reflective of the markets in which the Company competes for employees.  The Compensation Committee held 1 meeting in 2012.  The Compensation Committee is not governed by a written charter.

The Nominating/Governance Committee consists of Messrs. McKenna (Chair), Gisel and Zemsky, each of whom is independent within the meaning of the NASDAQ Stock Market, LLC director independence standards as currently in effect.  The Nominating/Governance Committee is responsible for evaluating and selecting candidates for the Board of Directors and addressing corporate governance matters on behalf of the Board of Directors.  In performing its duties to recommend nominees for the Board of Directors, the Nominating/Governance Committee seeks director candidates with the following qualifications, at minimum: high character and integrity; substantial life or work experience that is of particular relevance to the Company; sufficient time available to devote to his or her duties; and ability and willingness to represent the interests of all shareholders rather than any special interest group.  The Nominating/Governance Committee may use third-party search firms to identify Board of Director candidates.  It also relies upon recommendations from a wide variety of its contacts, including current executive officers, directors, community leaders and shareholders, as a source for potential candidates.  Shareholders wishing to submit or nominate candidates for election to the Board of Directors must supply information in writing regarding the candidate to the Nominating/Governance Committee at the Company’s executive offices in Buffalo, New York.  This information should include the candidate’s name, biographical data and qualifications.  Generally, the Nominating/Governance Committee will conduct a process of making a preliminary assessment of each proposed nominee based upon biographical data and qualifications. This information is evaluated against the criteria described above and the specific needs of the Company at the time.  Additional information regarding proposed nominees may be requested.  On the basis of the information gathered in this process, the Nominating/Governance Committee determines which nominee to recommend to the Board of Directors.  The Nominating/Governance Committee uses the same process for evaluating all nominees, regardless of the source of the recommendation.  The Nominating/Governance Committee did not meet in 2012.  The Nominating/Governance Committee is not governed by a written charter, but acts pursuant to a resolution adopted by the Board of Directors addressing the nomination process as required by federal securities laws and NASDAQ Stock Market, LLC regulations.

Special Committee
The Board of Directors formed an independent committee (the “Special Committee”) comprised of Robert J. McKenna, William G. Gisel, Jr. and Howard Zemsky to consider a formal proposal the Company received on October 29, 2012 from Daniel G. Keane, Director, President and Chief Executive Officer, and Kevin T. Keane, Chairman of the Board, to acquire the outstanding capital stock of the Company. Mr. McKenna serves as Chairman of the Special Committee.

Executive Sessions of the Board
Non-management directors meet regularly in executive sessions.  “Non-management” directors are all those directors who are not Company employees and includes directors, if any, who are not independent as determined by the Board of Directors.  The Company’s non-management directors consist of all of its current directors, except Messrs. Daniel G. Keane and Kevin T. Keane.  An executive session of the Company’s non-management directors is generally held in conjunction with each regularly scheduled Board of Directors meeting.  Additional executive sessions may be called at the request of the Board of Directors or the non-management directors.

Directors’ and Officers’ Indemnification Insurance
On March 1, 2012, the Company obtained a Directors’ and Officers’ Liability Insurance policy written by Federal Insurance Company.  The annual premium is $81,000.  The policy has limits of $10 million and provides indemnification benefits and the payment of expenses in actions instituted against any director or officer of the Company for claimed liability arising out of their conduct in such capacities.  The Company has made no significant payments or claims of indemnification or expenses under any such insurance policies at any time.

The Company also has entered into indemnification agreements with its executive officers and directors. The indemnification agreements provide that the officer or director will be indemnified for expenses, investigative costs and judgments arising from certain threatened, pending or completed legal proceedings.

Board Composition and Diversity
The Board of Directors seeks to ensure that it is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board of Directors to satisfy its oversight responsibilities effectively.  A slate of directors to be nominated for election at the annual shareholders’ meeting each year is approved by the Board of Directors.  In identifying candidates for Director, the Board of Directors takes into account (1) the comments and recommendations of board members regarding the qualifications and effectiveness of the existing Board or Directors or additional qualifications that may be required when selecting new board members as described on page 32, (2) the requisite expertise and sufficiently diverse backgrounds of the Board of Directors’ overall membership composition, (3) the independence of outside Directors and other possible conflicts of interest of existing and potential members of the Board of Directors and (4) all other factors it considers appropriate.  Although the Company has no policy regarding diversity, the Board of Directors believe that diversity is an important component of a board of directors, including such factors as background, skills, experience, expertise, gender, race and culture.

When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focused primarily on the information discussed in each of the Directors’ individual biographies set forth elsewhere in this document.  In particular, with regard to Mr. McKenna, the Board of Directors considered his strong background in the manufacturing sector, believing that his experience is invaluable in evaluating performance management and other aspects of the Company. With regard to Mr. Gisel, the Board of Directors considered his significant experience, expertise and background with regard to financial matters. The Board of Directors also considered the broad perspective brought by Mr. Zemsky’s management, investment and consulting in many diverse industries.  The Board of Directors also considered the many years of experience with the Company represented by Messrs. Kevin T. Keane and Daniel G. Keane, our Chairman of the Board and Chief Executive Officer, respectively – over 40 years in the case of Mr. Kevin T. Keane, and over 16 years in the case of Mr. Daniel G. Keane.

Board Leadership Structure
The roles of the Company’s Chairman of the Board and Chief Executive Officer have been served by separate individuals since our spin-off from Astronics Corporation in March of 2003. We believe this leadership structure supports our belief that it is the Chief Executive Officer’s responsibility to manage the Company and the Chairman’s responsibility to manage the Board.

We believe our Chief Executive Officer and Chairman of the Board have an excellent working relationship that has allowed Mr. Daniel G. Keane to focus on the challenges that the Company is facing in the current business environment.  By separating the roles of the Chairman of the Board and Chief Executive Officer positions, we ensure there is no duplication of effort between them.  We believe this provides strong leadership for our Board of Directors, while also positioning our Chief Executive Officer as the leader of the Company in the eyes of our customers, employees and other stakeholders.

Risk Oversight
Our Board of Directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance shareholder value. A fundamental part of the Company’s risk management is not only understanding the risks it faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company.  The involvement of the full Board of Directors in setting the Company’s business strategy is a key part of its assessment of management’s appetite for risk and also a determination of what constitutes an appropriate level of risk for the Company.

While the Board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk management.  In particular, the Audit Committee focuses on financial risk, including internal controls.  In addition, in setting compensation, the Compensation Committee strives to create incentives that encourage a level of risk-taking behavior consistent with the Company’s business strategy.

Contacting the Board of Directors
Although we do not have a formal policy regarding communications with the Board of Directors, shareholders may communicate with the Board of Directors by writing to:  Board of Directors, MOD-PAC CORP., 1801 Elmwood Avenue, Buffalo, New York 14207.  Shareholders who would like their submission directed to a particular director may so specify and the communication will be forwarded, as appropriate.

Executive Officers:
Our executive officers, their ages, certain biographical information, their positions and offices with MOD-PAC, and the date each assumed their office with us is as follows as of February 21, 2013:

Daniel G. Keane - President and Chief Executive Officer – Mr. Keane’s biographical information is reported under the Directors section of Item 10.

David B. Lupp - Chief Operating Officer and Chief Financial Officer - Age 56
Mr. Lupp was elected as the Chief Financial Officer of MOD-PAC in January 2006. In 2008, he was also appointed Chief Operating Officer.  Prior to joining MOD-PAC, he spent 16 years in roles of Controller, Vice President of Finance and Chief Financial Officer of International Imaging Materials, Inc., a global, private company which manufactures thermal transfer ribbons.  A Certified Public Accountant, Mr. Lupp holds a B.S. in Accounting from the State University of New York at Buffalo.

Daniel J. Geary - Vice President – Finance - Age 42
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

Philip C. Rechin - Vice President - Sales- Age 49
Mr. Rechin began his career at MOD-PAC in 1986 as the Finished Goods Supervisor.  He has served as Vice President of Sales at MOD-PAC since 2000.  In 2006, he was elected an officer of MOD-PAC.  Mr. Rechin has a B.S. in Industrial Technology from Buffalo State College and is APICS certified.

Code of Ethics
The Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to its President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as well as all of our other directors, officers and employees.  This Code of Business Conduct and Ethics is posted on the Investor Information section of our website at www.modpac.com.  We will disclose any amendment to this Code of Business Conduct and Ethics or waiver of a provision of this Code of Business Conduct and Ethics, including the name of any person to whom the waiver was granted, on our website. We will provide a copy of our Code of Business Conduct and Ethics free of charge upon request.

Item 11.         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis:
The Company’s compensation philosophy and program objectives are directed by two primary guiding principles. First, the program is intended to provide levels of compensation sufficient to attract, motivate and retain talented executives.  Second, the program is intended to create an alignment of interests between the Company’s executives and shareholders such that a portion of each executive’s compensation is directly linked to maximizing stockholder value.

The Company’s goals are to outperform its industry, in terms of growth, financial performance, and innovation.  In support of these goals, the executive compensation program is designed to energize its executive officers to outperform its industry and to reward performance that is directly relevant to the Company’s short-term and long-term success.  As such, the Company provides both short-term and long-term incentives.  The Committee has structured the executive compensation program with three primary underlying components: base salary, annual incentives, and long-term incentives.  The Company’s compensation philosophy is to (i) compensate its executive officers at a base level that is competitive with salaries near the average salaries paid by companies of similar size and nature; (ii) provide the opportunity for its executive officers to earn additional compensation in the form of annual bonuses if individual and business performance goals are met; and (iii) design long-term incentive plans to focus executive efforts on the long-term goals of the Company and to maximize total return to the Company’s shareholders, while taking into account the Company’s relative performance and strategic goals.

Base Salary

The Compensation Committee utilizes market compensation data that is reflective of the markets in which the Company competes for employees.  The Compensation Committee generally approves the salaries paid to the Company’s executive officers and as part of its responsibilities; the Compensation Committee reviews these salaries annually. Individual salary changes are based on a combination of factors such as the performance of the executive, salary level relative to the competitive market, level of responsibility, growth of Company operations, experience of the executive and the recommendation of the Chief Executive Officer.  In appropriate circumstances, the Compensation Committee considers the recommendations of Daniel G. Keane, the Company’s Chief Executive Officer.  The Compensation Committee, consistent with the views of Daniel G. Keane, acknowledged the Company’s solid results in 2012. Salary adjustments were made in December 2012, effective January 7, 2013, for Messrs. Keane, Lupp, Rechin, and Geary for a new annual rate of $302,430, $277,440, $189,516, and $173,400, respectively.

Annual Bonus

The Compensation Committee has the authority to award discretionary annual bonuses to the Company’s executive officers.  The annual incentive bonuses are intended to compensate officers for achieving both short-term and long-term financial and operational goals such as sales growth, earnings after tax, return on equity, investment in resources necessary to grow the business and expense management.

The discretionary annual bonus is paid in cash in an amount reviewed and approved by the Compensation Committee and ordinarily is paid in a single installment in the first quarter following the completion of a given fiscal year.   The discretionary annual bonus is not benchmarked to a percentage of base salary, but is determined following a review of each executive’s individual performance and contribution to the Company’s tactical and strategic plans.  In appropriate circumstances, the Compensation Committee considers the recommendations of Daniel G. Keane, the Company’s Chief Executive Officer.  The Compensation Committee has not fixed a maximum payout for any officers’ annual discretionary bonus.  For 2012, discretionary annual bonuses were awarded to Messrs. Keane, Lupp, Rechin, and Geary in the amount of $171,000, $156,000, $73,000, and $50,000, respectively.

Long-Term Incentives

The Company believes that long-term performance is achieved through an ownership culture that incentivizes its executive officers through the use of stock-based awards.  The Company’s stock option plans have been established to provide certain of its employees, including its executive officers, with incentives to help align those employees’ interests with the interests of the Company’s shareholders.  The Compensation Committee believes that the use of stock-based awards offers the best approach to achieving its compensation goals.  The Company has not adopted stock ownership guidelines, and, other than the Company’s broad-based Employee Stock Purchase Plan, its stock option plans have provided the principal method for its executive officers to acquire equity or equity-linked interests in the Company.

Options

The Company’s 2002 Stock Option Plan authorizes it to grant options to purchase shares of common stock to its employees.  The Compensation Committee is the administrator of the 2002 Stock Option Plan.  Stock option grants generally are made annually or at the commencement of employment.  The Compensation Committee reviews and approves stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives and retention considerations.  Periodic stock option grants are made at the discretion of the compensation committee to eligible employees and, in appropriate circumstances, the Compensation Committee considers the recommendations of Daniel G. Keane, the Company’s Chief Executive Officer.  Stock options granted by the Company have an exercise price equal to the fair market value of the Common Stock on the day of grant, typically vest 20% per annum based upon continued employment over a 5-year period, and generally expire ten years after the date of grant.  Incentive stock options also include certain other terms necessary to assure compliance with the Internal Revenue Code of 1986, as amended.  In 2012, no stock options were awarded by the Company.

The Company’s 2002 Director Stock Option Plan authorizes it to grant options to purchase shares of common stock to its directors who are not executive officers or employees.  Daniel G. Keane is the sole member of the Stock Option Committee that administers the 2002 Director Stock Option Plan.  Stock option grants generally are made during the 30-day period commencing one week after the issuance of a press release announcing the Company’s quarterly or annual results of operations.  The Stock Option Committee reviews and approves stock option awards to directors based upon a review of competitive compensation data, its assessment of individual performance and retention considerations.

Employment Agreements:
The Company generally has not entered into employment agreements with its executive officers.  In January 2006, the Company entered into an employment agreement with Mr. Lupp. Pursuant to the terms of the employment agreement, Mr. Lupp’s employment is “at will” and continues until terminated by either party.  The employment agreement provides for base compensation, subject to annual upward adjustment in the sole discretion of the Compensation Committee, annual performance bonus compensation and long term incentives in the sole discretion of the Compensation Committee and is entitled to participate in the Company’s standard benefit programs. If Mr. Lupp is terminated by the Company without “cause” or if he terminates his employment for “good reason,” the Company will be obligated to pay Mr. Lupp severance in the amount of his then base salary for a period of eight months from the date of termination plus an additional one month thereafter for every full year he has been employed by the Company through the date of termination.  In no event shall such severance period exceed twelve months from the date of termination.  If Mr. Lupp is terminated without “cause” within 18 months of a “change in control,” the Company will be obligated to pay Mr. Lupp as severance 140% of his then current base salary (grossed up for perquisites) for a period of one year from the date of termination.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors (the “Committee”) determines the compensation of the Chief Executive Officer and other executive officers of the Company.  The Committee is composed entirely of directors who are neither executive officers nor employees of the Company.  In addition to determining the salary and bonus compensation for the Company’s executive officers, the Committee determines the grants under the Company’s Incentive Stock Option Plan and oversees the administration of other compensation plans and programs.

The Committee has reviewed the Compensation Discussion and Analysis and has discussed it with management.  In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors (and the Board has approved) that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the Securities and Exchange Commission.

February 19, 2013	/s/ Howard Zemsky
Howard Zemsky
Chairman

/s/ Robert J. McKenna
Robert J. McKenna

/s/ William G. Gisel, Jr.
William G. Gisel, Jr.

Summary Compensation Table

The following table sets forth the cash compensation as well as certain other compensation paid during the years ended December 31, 2012, 2011 and 2010, for the Company’s Chief Executive Officer, Chief Financial Officer and each of its three other most highly compensated executive officers who received annual compensation in excess of $100,000:

Name and Principal Position	Year	Salary	Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-Qualified Deferred Compen-sation Earnings	All Other Compen-sation		Total
Daniel G. Keane, President and	2012	$296,500	$171,000	-	-	-	-	$76,881	(1)	$544,381
Chief Executive Officer	2011	$285,100	$171,000	-	$61,500	-	-	$42,568		$560,168
	2010	$279,480	$125,000	-	$76,750	-	-	$42,242		$523,472

David B. Lupp, Chief Operating	2012	$272,000	$156,000	-	-	-	-	$48,832	(2)	$476,832
Officer and Chief Financial	2011	$260,100	$156,000	-	$61,500	-	-	$43,877		$521,477
Officer	2010	$255,500	$115,000	-	$76,750	-	-	$41,745		$488,995

Philip C. Rechin, Vice President	2012	$185,800	$73,000	-	-	-	-	$18,042	(3)	$276,842
of Sales	2011	$182,100	$73,000	-	$19,080	-	-	$15,640		$289,820
	2010	$178,500	$49,000	-	$26,080	-	-	$10,522		$264,102

Daniel J. Geary, Vice President of	2012	$170,000	$50,000	-	-	-	-	$13,186	(4)	$233,186
Finance	2011	$166,500	$50,000	-	$16,695	-	-	$12,625		$245,820
	2010	$163,200	$41,000	-	$22,820	-	-	$10,568		$237,588

(1)
Represents club fees and dues of $20,620, gross up for income taxes related to club fees and dues of $16,400, personal use of company automobile of $1,930, gross up for income taxes related to personal use of company automobile of $1,535, life insurance premiums of $3,325, gross up for income taxes related to life insurance premiums of $2,645, long term care insurance premiums of $1,118, health savings account contributions of  $600, personal financial planning and tax return preparation expense of $13,533, gross up for income taxes related to personal financial planning and tax return preparation expense of $10,763, and the Contribution to the Company’s Profit Share/401(K) Plan made by the Company of $4,412.

(2)
Represents club fees and dues of $7,447, gross up for income taxes related to club fees and dues of $5,923, personal use of company automobile of $6,864, gross up for income taxes related to personal use of company automobile of $5,459, automobile allowance of $3,500, life insurance premiums of $3,269, gross up for income taxes related to life insurance premiums of $2,600, long term care insurance premiums of $890, health savings account contributions of $600, personal financial planning and tax return preparation expense of $3,018, gross up for income taxes related to personal financial planning and tax return preparation expense of $2,400, and the contribution to the Company’s Profit Share / 401K Plan made by the Company of  $6,862.

(3)
Represents automobile allowance of $10,400, health savings account contribution of $600, life insurance premiums of $180, and the contribution to the Company’s Profit Share / 401K Plan made by the Company of  $6,862.

(4)
Represents automobile allowance of $6,500, health savings account contributions of $350,  life insurance premiums of $103, and the contribution to the Company’s Profit Share / 401K Plan made by the Company of $6,233.

Grants of Plan-Based Awards

No options were granted by the Company in 2012 to the executives named in the summary compensation table.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information with respect to the executives named in the summary compensation table relating to unexercised stock options, stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2012:

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Daniel G. Keane,	31,921	-	-	$5.39	January 24, 2013	-	-	-	-
President and Chief	28,000	-	-	$8.44	February 20, 2014	-	-	-	-
Executive Officer	22,300	-	-	$12.80	January 6, 2015	-	-	-	-
	22,300	-	-	$11.68	December 21, 2015	-	-	-	-
	22,300	-	-	$10.00	December 13, 2016	-	-	-	-
	26,000	-	-	$7.36	December 20, 2017	-	-	-	-
	40,000	-	-	$1.85	December 15, 2018	-	-	-	-
	25,000	-	-	$4.37	December 16, 2019	-	-	-	-
	25,000	-	-	$4.65	December 21, 2020	-	-	-	-
	12,500	-	-	$5.90	December 2, 2021	-	-	-	-

David B. Lupp, Chief	15,000	-	-	$11.73	March 8, 2016	-	-	-	-
Operating Officer and	15,000	-	-	$10.00	December 13, 2016	-	-	-	-
Chief Financial Officer	22,500	-	-	$7.36	December 20, 2017	-	-	-	-
	25,000	-	-	$4.37	December 16, 2019	-	-	-	-
	25,000	-	-	$4.65	December 21, 2020	-	-	-	-
	12,500	-	-	$5.90	December 2, 2021	-	-	-	-

Philip C. Rechin, Vice	4,297	-	-	$5.39	January 24, 2013	-	-	-	-
President of Sales	4,400	-	-	$8.44	February 20, 2014	-	-	-	-
	2,200	-	-	$12.80	January 6, 2015	-	-	-	-
	3,000	-	-	$11.68	December 21, 2015	-	-	-	-
	3,000	-	-	$10.00	December 13, 2016	-	-	-	-
	5,000	-	-	$7.36	December 20, 2017	-	-	-	-
	8,000	2,000	-	$1.85	December 15, 2018	-	-	-	-
	4,800	3,200	-	$4.37	December 16, 2019	-	-	-	-
	3,200	4,800	-	$4.65	December 21, 2020	-	-	-	-
	800	3,200	-	$5.90	December 2, 2021	-	-	-	-

Daniel J. Geary, Vice	3,000	-	-	$11.68	December 21, 2015	-	-	-	-
President of Finance	3,000	-	-	$10.00	December 13, 2016	-	-	-	-
	9,000	-	-	$7.36	December 20, 2017	-	-	-	-
	3,600	1,800	-	$1.85	December 15, 2018	-	-	-	-
	4,200	2,800	-	$4.37	December 16, 2019	-	-	-	-
	2,800	4,200	-	$4.65	December 21, 2020	-	-	-	-
	700	2,800	-	$5.90	December 2, 2021	-	-	-	-

Options Exercised and Stock Vested
The following table sets forth information with respect to the executives named in the summary compensation table relating to the exercise of stock options, stock appreciation rights and similar rights, and the vesting of stock in connection therewith, in 2012:

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Daniel G. Keane, President and Chief Executive Officer	(1)	(1)	-	-

David B. Lupp, Chief Operating Officer and Chief Financial Officer	40,000	$198,000	-	-

Philip C. Rechin, Vice President of Sales	(1)	(1)	-	-

Daniel J. Geary, Vice President of Finance	(1)	(1)	-	-

(1)	No options exercised in 2012.

Non-Qualified Deferred Compensation
The Company does not have any defined contribution or other plan that provides for the deferral of compensation.

Other Potential Post-Employment Payments
Except with respect to Mr. Lupp, the Company does not have any contracts, agreements, plans or arrangements, whether unwritten or written, that provide for payments to the executives named in the summary compensation table at, following, or in connection with any termination, including, without limitation, payments resulting from resignation, severance, retirement, termination or change in control.   The Company has entered into an employment agreement with Mr. Lupp.  Pursuant to his employment agreement, if Mr. Lupp is terminated by the Company without “cause” or if he terminates his employment for “good reason,” the Company will be obligated to pay him severance in the amount of his then base salary for a period of eight months from the date of termination plus an additional one month thereafter for every full year he has been employed by the Company through the date of termination.  In no event shall such severance period exceed twelve months from the date of termination.  If Mr. Lupp is terminated without “cause” within 18 months of a “change in control,” the Company will be obligated to pay Mr. Lupp as severance 140% of his then current base salary (grossed up for perquisites) for a period of one year from the date of termination.

In the past, the Company has also paid severance benefits to salaried employees upon termination of employment.  The eligibility for such payments, and the amount thereof, has been determined by the Company on a case by case basis.

Equity Compensation Plan Information
The following table sets forth the aggregate information of the Company’s equity compensation plans in effect as of December 31, 2012.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compenation plans approved by security holders	712,673	$6.54	271,508

Equity compenation plans note approved by security holders	0	-	0

Total	712,673	$6.54	271,508

Compensation Committee Interlocks and Insider Participation
No interlocking relationship exists between any member of the Company’s Compensation Committee or any of its executive officers and any member of any other company’s board of directors or compensation committee (or equivalent), nor has any such relationship existed in the past.  No member of the Compensation Committee was, during 2012 or prior thereto, an officer or employee of the Company or any of its subsidiaries.

Compensation of Directors
The following table sets forth the cash compensation as well as certain other compensation paid to the Company’s directors during the year ended December 31, 2012:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (4)	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
William G. Gisel, Jr. (1)	$40,000	-	-	-	-	-	$40,000

Daniel G. Keane (2)	-	-	-	-	-	-	-

Kevin T. Keane (3)	$30,000	-	-	-	-	-	$30,000

Robert J. McKenna (1)	$50,000	-	-	-	-	-	$50,000

Howard Zemsky (1)	$40,000	-	-	-	-	-	$40,000

(1)
As of December 31, 2012, each of Messrs. Gisel, McKenna and Zemsky had  outstanding (a) options to purchase 4,000 shares of Common Stock at an exercise price of $8.44, (b) options to purchase 2,000 shares of Common Stock at an exercise price of $15.54, (c) options to purchase 4,000 shares of Common Stock at an exercise price of $11.68, (d) options to purchase 4,000 shares of Common Stock at an exercise price of $10.00, (e) options to purchase 4,000 shares of Common Stock at an exercise price of $5.62, (f) options to purchase 7,500 shares of Common Stock at an exercise price of $1.68, and (g) options to purchase 5,000 shares of Common Stock at an exercise price of $6.03 and (h) options to purchase 5,000 shares of Common Stock at an exercise price of $4.86, and (i) options to purchase 2,500 shares of Common Stock at an exercise price of $5.90, all of which are exercisable within 60 days.

(2)	Daniel G. Keane receives no separate compensation as a director of the Company.

(3)
As of December 31, 2012, Kevin T. Keane had outstanding (a) options to purchase 18,750 shares of Common Stock at an exercise price of $8.44 (b) options to purchase 14,000 shares of Common Stock at an exercise price of $12.80, (c) options to purchase 4,000 shares of Common Stock at an exercise price of $11.68, (d) options to purchase 4,000 shares of Common Stock at an exercise price of $10.00, (e) options to purchase 4,000 shares of Common Stock at an exercise price of $5.62, (f) options to purchase 7,500 shares of Common Stock at an exercise price of $1.68, and (g) options to 5,000 shares of Common Stock at an exercise price of $6.03, (h) options to purchase 5,000 shares of Common Stock at an exercise price of $4.86, and (i) options to purchase 2,500 shares of Common Stock at an exercise price of $5.90, all of which are exercisable within 60 days

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND STOCKHOLDER MATTERS

The following table sets forth information concerning persons known to the Company to own more than 5% of the outstanding shares of Common Stock or Class B Stock and the number of shares and percentage of each class beneficially owned by each director, each executive officer named in the summary compensation table and by all directors and executive officers as a group as of December 31, 2012 (an asterisk indicates less than 1% beneficial ownership of the class):

	Shares of Common Stock		Shares of Class B Stock
Name and Address of Owner (1)	Number	Percentage	Number	Percentage
William G. Gisel, Jr. (2)	40,110	1.50%	-	-
Daniel J. Geary (3)	44,080	1.60%	-	-
Daniel G. Keane (4)	704,223	23.70%	216,232	38.30%
Kevin T. Keane (5)	99,189	3.60%	75,650	13.40%
David B. Lupp (6)	174,106	6.20%	-	-
Robert J. McKenna (2)	38,550	1.40%	206	*
Philip C. Rechin (7)	59,047	2.10%	-	-
Howard Zemsky (2)	82,880	3.00%	-	-
Minerva Advisors LLC (8)	168,966	6.20%	-	-
Dimensional Fund Advisors (9)	210,569	7.80%	-	-
All directors and executive officers as a group (8) persons (10)	1,242,185	37.30%	292,088	51.80%

(1)	The address for all directors and officers listed is: 1801 Elmwood Avenue, Buffalo, New York 14207.

(2)	Includes 38,000 shares of Common Stock subject to options exercisable within 60 days.

(3)	Includes 26,300 shares of Common Stock subject to options exercisable within 60 days.

(4)
Includes 255,321 shares of Common Stock subject to options exercisable within 60 days, 406,905 shares owned by a trust for the benefit of Mr. Daniel G. Keane’s wife and their descendants which Mr. Daniel G. Keane disclaims any beneficial ownership, 16,997 shares of Common Stock and 14,995 shares of Class B Stock owned by Mr. Daniel G. Keane’s wife which Mr. Daniel G. Keane disclaims any beneficial ownership, and 25,000 shares of Common Stock owned by Mr. Daniel G. Keane’s children which Daniel G. Keane disclaims any beneficial ownership.

(5)
Includes 64,750 shares of Common Stock subject to options exercisable within 60 days and 29,439 shares of Common Stock and 12,414 shares of Class B Stock owned by Mr. Kevin Keane’s wife or held in trust for the benefit of Mr. Kevin Keane’s wife which Mr. Kevin Keane disclaims any beneficial ownership.

(6)	Includes 115,000 shares of Common Stock subject to options exercisable within 60 days.

(7)	Includes 38,697 shares of Common Stock subject to options exercisable within 60 days.

(8)
Information with respect to Minerva Advisors LLC is based on a joint Schedule 13G/A filed with the SEC on February 11, 2013, on behalf of Minerva Advisors LLC, Minerva GP, LP, Minerva GP, Inc., and David P. Cohen. The stated address for Minerva Advisors LLC, Minerva GP, LP, Minerva GP, Inc., and David P. Cohen is 50 Monument Road, Suite 201, Bala Cynwyd, PA 19004.

(9)
Information with respect to Dimensional Fund Advisors LP is based on Schedule 13G/A filed with the SEC on February 11, 2013. The stated address for Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746.

(10)	Includes an aggregate of 614,068 shares of Common Stock subject to options exercisable within 60 days.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company does not have written policies or procedures relating to the review, approval or ratification of related person transactions.  Any such proposed transaction is submitted to the Board of Directors for approval.  In 2012, the Company did not engage in any transaction with a related person in which the amount involved exceeded $120,000.

The Board of Directors has determined that each of its current directors, except for Messrs. Daniel G. Keane and Kevin T. Keane, is independent within the meaning of the NASDAQ Stock Market, LLC director independence standards as currently in effect.

Item 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

REPORT OF AUDIT COMMITTEE

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors.  Management has primary responsibility for the financial statements and the reporting process including the systems of internal controls.  In fulfilling its oversight responsibilities, the Committee reviewed the audited financial statements in the Annual Report with management and the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The Audit Committee is comprised of the Directors named below, each of whom is independent as defined under Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended and under the NASDAQ Stock Market, LLC. listing standards currently in effect.  In addition, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002, the Board of Directors has determined that each of Messrs. Gisel, McKenna and Zemsky qualifies as an “audit committee financial expert.”

The Audit Committee operates under a written charter which includes provisions requiring Audit Committee advance approval of all audit and non-audit services to be provided by independent public accountants.

The Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the Committee under generally accepted auditing standards.  In addition, the Committee has discussed with the independent auditors the auditors’ independence from management and the Company including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors’ independence.

The Audit Committee also discussed with the Company’s independent auditors the overall scope and plans for their audit, and met with the independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

The Audit Committee has reviewed and discussed the Company’s audited financial statements for the year ended December 31, 2012 with management.  The Audit Committee has also discussed with Ernst & Young LLP, the Company’s independent auditors, the matters required to be discussed by Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 16, “Communication with Audit Committees.”

The Audit Committee has also received and reviewed the written disclosures and the letter from Ernst & Young LLP required by Independence Standards Board Standard No. 1, “Independence Discussion with Audit Committees,” and has discussed the independence of Ernst & Young LLP with that firm.

Based on the review and the discussions noted above, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements be included in its Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the Securities and Exchange Commission.

February 19, 2013	/s/ William G. Gisel, Jr.
William G. Gisel, Jr.
Chairman

/s/ Robert J. McKenna
Robert J. McKenna

/s/ Howard Zemsky
Howard Zemsky

The Audit Committee, with the approval of the Board of Directors, has selected Ernst & Young LLP as the independent registered public accounting firm, to act as auditors of MOD-PAC CORP. for 2013.  All services provided on the Company’s behalf by Ernst & Young LLP during fiscal 2011 and 2012 were approved in advance by the Audit Committee.

Auditor Fees:
The following table sets forth the fees billed to the Company for the last fiscal year by the Company’s independent auditors, Ernst & Young LLP:

	2012	2011
Audit	$158,700	$156,000
Audit-related	-	-
Tax	27,830	23,795
All other	-	-

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent auditor.  The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services.  Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.  The Audit Committee may delegate to an Audit Committee member the authority to approve permitted services provided that the delegated member reports any decisions to the committee at its next scheduled meeting.

PART IV

Item 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements and supplemental schedule of MOD-PAC CORP. and Report of Independent Registered Public Accounting Firm thereon are included herein:

1.                    Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011, and 2010

Notes to Consolidated Financial Statements

2.                    Financial Statement Schedules

Schedule II Valuation and qualifying accounts

All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

SCHEDULE II

MOD-PAC CORP.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
Year	Description	Balance at the Beginning of Period	(Credits) Charges to Costs and Expense	(Write-offs) / Recoveries	Balance at the End of Period
2012	Allowance for Doubtful Accounts	$20	$(11)	$4	$13
2011	Allowance for Doubtful Accounts	$96	$(13)	$(63)	$20
2010	Allowance for Doubtful Accounts	$155	$(33)	$(26)	$96

2012	Valuation Allowance - Deferred Tax Assets	$4,530	$(513)	$-	$4,017
2011	Valuation Allowance - Deferred Tax Assets	$4,417	$113	$-	$4,530
2010	Valuation Allowance - Deferred Tax Assets	$5,124	$(707)	$-	$4,417

2012	Inventory Reserve Allowance	$141	$164	$(149)	$156
2011	Inventory Reserve Allowance	$108	$105	$(72)	$141
2010	Inventory Reserve Allowance	$108	$41	$(41)	$108

(a) 3.                 Exhibits

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation; incorporated by reference to exhibit 3.1 of the Registrant's, Form 10/A Registration Statement Dated January 28, 2003.

(b)	By-Laws, as amended; incorporated by reference to exhibit 3.2 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.1*	MOD-PAC CORP. 2002 Stock Option Plan; incorporated by reference to exhibit 10.6 of the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.2*	MOD-PAC CORP. 2002 Director Stock Option Plan; incorporated by reference to exhibit 10.8 the Registrant's Form 10/A Registration Statement Dated January 28, 2003.

10.3*	MOD-PAC CORP. Employee Stock Purchase Plan; incorporated by reference to exhibit 10.7 of the Registrant’s Form 10/A Registration Statement Dated January 28, 2003.

10.4*	Employment Agreement with David B. Lupp; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated January 31, 2006.

10.5	Loan Agreement dated as of March 8, 2007 among MOD-PAC CORP. and KeyBank, National Association, as lender; incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K dated March 9, 2007.

10.6*	Indemnification Agreement dated March 7, 2007, between MOD-PAC CORP. and Philip C. Rechin; incorporated by reference to exhibit 10.2 of the Registrant’s Form 8-K dated March 9, 2007.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2013.

MOD-PAC CORP.

By:	/s/ Daniel G. Keane
Daniel G. Keane, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel G. Keane	President, Chief Executive Officer and	February 21, 2013
Daniel G. Keane	Director
(Principal Executive Officer)

/s/ David B. Lupp	Chief Operating Officer and Chief Financial	February 21, 2013
David B. Lupp	Officer
(Principal Financial Officer)

/s/ Daniel J. Geary	Vice President of Finance	February 21, 2013
Daniel J. Geary	(Principal Accounting Officer)

/s/ Kevin T. Keane	Chairman of the Board of Directors	February 21, 2013
Kevin T. Keane

/s/ William G. Gisel, Jr.	Director	February 21, 2013
William G. Gisel, Jr.

/s/ Robert J. McKenna	Director	February 21, 2013
Robert J. McKenna

/s/ Howard Zemsky	Director	February 21, 2013
Howard Zemsky