Form 10-Q
period 2013-03-30
MOD PAC CORP
filed 2013-05-01
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [    ]     No [ X ]

The number of shares outstanding of each class of common stock as of March 30, 2013 was:

Common Stock, $0.01 par value	2,753,710 shares

Class B Common Stock, $0.01 par value	562,886 shares

MOD-PAC CORP.

QUARTERLY REPORT ON FORM 10-Q

	TABLE OF CONTENTS
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets March 30, 2013 and December 31, 2012	3

	Consolidated Statements of Operations Three Months Ended March 30, 2013 and March 31, 2012	4

	Consolidated Statements of Cash Flows Three Months Ended March 30, 2013 and March 31, 2012	5

	Notes to Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12-14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16-17

Item 2.	Unregistered Sales of Equity Securities	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

SIGNATURES		19

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	March 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$3,747	$3,641

Accounts receivable	5,664	6,008
Allowance for doubtful accounts	(15)	(13)
Net accounts receivable	5,649	5,995
Inventories	6,956	6,782
Prepaid expenses	577	424
Assets held for sale	351	-
Total current assets	17,280	16,842

Property, plant and equipment, at cost:
Land	1,148	1,224
Buildings and improvements	13,898	14,435
Machinery and equipment	53,165	53,125
Construction in progress	1,239	643
	69,450	69,427
Less accumulated depreciation	(54,509)	(53,928)
Net property, plant and equipment	14,941	15,499
Deferred income taxes	473	317
Other assets	577	481
Total assets	$33,271	$33,139

Current liabilities:
Current maturities of long-term debt	$-	$20
Accounts payable	2,073	1,884
Accrued expenses	502	1,223
Income taxes payable	303	180
Total current liabilities	2,878	3,307

Long-term debt	1,800	1,800
Other liabilities	26	26
Total liabilities	4,704	5,133

Shareholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued 3,752,519 at March 30, 2013; 3,712,156 at December 31, 2012	38	37
Class B common stock, $.01 par value, authorized 5,000,000 shares, issued 562,886 at March 30 2013; 564,191 at December 31, 2012	6	6
Additional paid-in capital	4,523	4,288
Retained earnings	32,010	31,685
Treasury stock at cost, 998,809 shares at March 30, 2013 and December 31, 2012	(8,010)	(8,010)
Total shareholders' equity	28,567	28,006

Total liabilities and shareholders' equity	$33,271	$33,139

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	(Unaudited)
	Three Months Ended
	March 30, 2013	March 31, 2012
Revenue:
Net sales	$14,344	$13,689
Rental income	76	112
Total revenue	14,420	13,801

Costs and expenses:
Cost of products sold	11,779	12,026
Selling, general and administrative expenses	1,995	1,904
Impairment of assets	143	-
Income (loss) from operations	503	(129)

Interest expense	(45)	(47)
Other (loss) income, net	(2)	1
Income (loss) before taxes	456	(175)
Income tax expense (benefit)	131	(52)
Net income (loss)	$325	$(123)

Income (loss) per share:
Basic	$0.10	$(0.04)

Diluted	$0.09	$(0.04)

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	(Unaudited)
	Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income (loss)	$325	$(123)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	798	784
Adjustment to provision for doubtful accounts	4	(16)
Stock option compensation expense	29	119
Deferred income taxes	(156)	(215)
Impairment of assets	143	-
Cash flows from changes in operating assets and liabilities:
Accounts receivable	342	310
Inventories	(173)	(762)
Prepaid expenses	(153)	(200)
Accounts payable	191	45
Income taxes payable	123	131
Accrued expenses	(721)	(755)

Net cash provided by (used in) operating activities	752	(682)

Cash flows from investing activities:
Change in other assets	(100)	(28)
Capital expenditures	(732)	(2,314)

Net cash used in investing activities	(832)	(2,342)

Cash flows from financing activities:
Principal payments on long-term debt	(20)	(22)
Proceeds from the issuance of stock	206	2

Net cash provided by (used in) financing activities	186	(20)

Net increase (decrease) in cash and cash equivalents	106	(3,044)

Cash and cash equivalents at beginning of year	3,641	3,900

Cash and cash equivalents at end of period	$3,747	$856

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 30, 2013

(unaudited)

1)      Basis of Presentation

The Registrant, MOD-PAC CORP., is referred to in this Quarterly Report on Form 10-Q as “MOD-PAC” or "the Company" or in the nominative “we” or the possessive “our.”

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three-month period ended March 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted U.S. accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2012 annual report on Form 10-K.

Revenue is recognized when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product and is based on the applicable shipping terms.

2)      Product Line Net Sales

Product line net sales are as follows:

(in thousands)
	Three Months Ended
	March 30, 2013	March 31, 2012
Folding cartons:
Custom folding cartons	$11,174	$10,380
Stock packaging	2,604	2,698
Folding cartons sub-total	13,778	13,078

Personalized print	566	611

Total	$14,344	$13,689

3)      Income (Loss) Per Share

The following table sets forth the computation of income (loss) per share:

(in thousands, except per share data)
	Three Months Ended
	March 30, 2013	March 31, 2012
Net income (loss)	$325	$(123)

Basic weighted average shares outstanding	3,310	3,208
Net effect of diluted stock options	151	-
Diluted weighted average shares outstanding	3,461	3,208

Basic income (loss) per share	$0.10	$(0.04)

Diluted income (loss) per share	$0.09	$(0.04)

There was no effect for stock options that were dilutive for the three months ended March 31, 2012 since the Company had a net loss.

For the three months ended March 30, 2013, approximately 246 thousand of common shares potentially issuable from the exercise of stock options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.

4)     Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method.

Inventories are as follows:

(in thousands)
	March 30, 2013	December 31, 2012
Raw material	$2,609	$2,470
Work in progress	350	392
Finished goods	3,997	3,920
Total inventory	$6,956	$6,782

5)     Income Taxes

The Company’s effective tax rate for the first quarter of 2013 was 28.7% of income before taxes, which was at a rate lower than customary mainly due to a domestic production activities deduction, partially offset by non-deductible stock option compensation expense. The Company’s effective tax benefit rate for the first quarter of 2012 was 29.7% of loss before taxes, which was at a rate lower than customary mainly due to non-deductible stock option compensation expense and state income taxes, partially offset by a domestic production activities deduction.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in SG&A expense. As of March 30, 2013, the Company had no amounts accrued related to uncertain tax positions. The tax years 2007, 2008, 2009, 2010, 2011 and 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model.  There were no options granted during the three months ended March 30, 2013 and March 31, 2012.

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

A summary of the Company’s stock option activity and related information for the three months ended March 30, 2013 is as follows:

(aggregate intrinsic value in thousands)
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2013	712,673	$6.54	$1,775
Options expired	(1,965)	5.39
Options exercised	(39,058)	5.29
Outstanding at March 30, 2013	671,650	$6.62	$1,371

Exercisable at March 30, 2013	615,100	$6.81	$1,097

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $7.41 as of March 30, 2013, which would have been received by the option holders had all option holders with an exercise price less than the market price been exercised as of that date. The Company’s current policy is to issue additional new shares upon exercise of stock options.

There were no options that vested since December 31, 2012.  At March 30, 2013, total compensation costs related to non-vested awards not yet recognized was $143 thousand which will be recognized over a weighted average period of 1.5 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of March 30, 2013:

			Outstanding			Exercisable
Exercise Price Range			Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.68	to	$4.86	291,850	6.8	$3.56	249,300	6.7	$3.48
$5.62	to	$6.03	88,400	7.6	$5.88	74,400	7.4	$5.87
$7.36	to	$10.00	187,600	3.1	$8.57	187,600	3.1	$8.57
$11.68	to	$15.54	103,800	2.4	$12.33	103,800	2.4	$12.33
			671,650	5.2	$6.62	615,100	5.0	$6.81

7)      Capital Structure

The Company's Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first three months of 2013, 1,305 shares of Class B stock were converted to Common stock.

8)      Information Regarding Industry Segments

The Company operates as one reporting segment.  The Company’s customer base is comprised of companies and individuals throughout the United States and North America and is diverse in both geographic and demographic terms. The format of the information used by the Company’s President and CEO is consistent with the reporting format used in the Company’s 2012 Form 10-K and other external information.

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

10)    Long-Term Debt

Long-term debt includes the following:

(in thousands)
	March 30, 2013	December 31, 2012
Capital lease obligations:
Building - due in 2023; bears interest at 10%; payable monthly	$1,800	$1,800
Equipment	-	3
	1,800	1,803
Less estimated current maturities	-	(3)
Capital lease obligations - long-term	1,800	1,800

Loans:
Equipment loans	-	17
Less estimated current maturities	-	(17)
Loans - long-term	-	-

Total long-term debt	$1,800	$1,800

11)    Assets Under Capital Leases Included in Property, Plant and Equipment

Assets under capital leases included in property, plant and equipment are summarized as follows:

(in thousands)
	March 30, 2013	December 31, 2012
Land and improvements	$597	$673
Buildings	3,635	4,250
Equipment	-	54
	4,232	4,977
Less accumulated depreciation	(1,443)	(1,662)

Net assets under capital leases	$2,789	$3,315

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

Based on this testing, no impairment charges were recognized in the first quarter of 2013 or 2012.  However, in the first quarter of 2013, an impairment charge of $143 thousand was recorded related to the assets held for sale as further described in Note 14.

13)  Line of Credit

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At March 30, 2013, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at March 30, 2013.  The amount of the line of credit that was unused and available to the Company at March 30, 2013 was $2.8 million.

14)  Assets Held for Sale

As a result of Company management’s committed plan and related actions to sell certain land and building assets used as rental income property, the Company recognized asset impairment charges in the first quarter of 2013 of $143 thousand related to these assets based upon an estimate of the net realizable value based on expected selling prices less costs to sell and classified these assets as held for sale as of March 30, 2013.

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

15)  Recently Issued Accounting Standards

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of the financial statements.  In management’s opinion, none of these new pronouncements apply or will have a material effect on the Company’s financial statements.

16)  Subsequent Events

On April 11, 2013, the Company announced that it had entered into a definitive merger agreement (the “Merger Agreement”) by and among the Company, Rosalia Capital LLC, a Delaware limited liability company (“Parent”), and Mandan Acquisition Corp., a New York corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), whereby Parent will acquire, through a merger transaction, the Company upon the terms and conditions specified therein (the "Proposed Transaction").  Parent is a wholly owned subsidiary of LeCaron Enterprises Corp., a Delaware corporation and an entity formed by the Company’s Chairman, Kevin T. Keane, and the Company’s President and Chief Executive Officer, Daniel G. Keane and their associates and affiliates (the “Buyer Group”).  Under the Merger Agreement, at the effective time of the merger transaction, each share of the Company’s Common Stock and Class B Stock (other than shares owned by the Company and the Buyer Group and dissenting shares of the Company's Class B Stock) will be converted into the right to receive $8.40 per share in cash, without interest and subject to any withholding taxes, and Merger Sub will merge with and into the Company, with the Company surviving the merger as a subsidiary of Parent. A special committee (the “Special Committee”) consisting of Robert J. McKenna, William G. Gisel, Jr. and Howard Zemsky, representing all of the independent members of the Board of Directors of the Company, based in part on a fairness opinion issued to it by its financial advisor, Western Reserve Partners LLC, unanimously determined that the Merger Agreement and the Proposed Transaction were fair to and in the best interests of the Company and its shareholders and recommended that the Company’s Board of Directors approve the Merger Agreement and the Proposed Transaction, and that the Company’s shareholders vote for the adoption of the Merger Agreement and approval of the Proposed Transaction.  Based on such unanimous recommendation of the Special Committee, the Company’s Board of Directors approved the Merger Agreement and the Proposed Transaction, with Mr. Kevin T. Keane and Mr. Daniel G. Keane abstaining.

On April 19, 2013, a putative class action complaint was filed in Supreme Court, Erie County, New York in a matter entitled Philip Guziec, Individually and on Behalf of Others Similarly Situated, Plaintiff, v. William G. Gisel, Daniel G. Keane, Kevin T. Keane, Robert J. McKenna, Howard Zemsky, Mandan Acquisition Corp., MOD-PAC Corp., and Rosalia Capital LLC, Defendants.  The complaint alleges, among other things, that (i) Messrs. Kevin T. Keane, Daniel G. Keane, McKenna, Gisel and Zemsky breached their fiduciary duties to the Company’s public shareholders in connection with the Proposed Transaction, (ii)  Messrs. Kevin T. Keane, and Daniel G. Keane and Parent breached their fiduciary duties to the Company’s public shareholders in their capacity as controlling shareholders of the Company, and (iii) the Company, Parent and Merger Sub aided and abetted such breaches of fiduciary duty.  The relief sought by the plaintiff in this action includes, among other things, an injunction prohibiting the consummation of the Proposed Transaction and appropriate compensatory damages.

Each of the defendants denies any allegations of wrongdoing and intends to vigorously defend the action.

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

RECENT DEVELOPMENTS

On October 29, 2012, the Board of Directors received a non-binding proposal from Messrs. Kevin T. Keane and Daniel G. Keane to acquire all of the Company’s outstanding Common Stock and Class B Stock that they do not currently directly or indirectly own for $7.20 per share in cash (the “Proposal”).  In their letter dated October 26, 2012 outlining the Proposal, Messrs. Kevin T. Keane and Daniel G. Keane indicated that they were unwilling to consider any transaction other than one in which they would be the acquirer.  The Board of Directors established a Special Committee of independent Directors (the “Special Committee”), comprised of Messrs. Robert J. McKenna, William G. Gisel and Howard Zemsky, to consider the Proposal, to negotiate on behalf of the Company and, if it deemed appropriate, to solicit and consider any alternative transactions.

On April 11, 2013, the Company announced that it had entered into a definitive merger agreement (the “Merger Agreement”) under which a group led by Messrs. Kevin T. Keane and Daniel G. Keane (the “Buyer Group”), the beneficial holders of approximately 18.7% in the aggregate of the Company's outstanding Common Stock and approximately 51.9% in the aggregate of the Company's outstanding Class B Stock (representing approximately 41.0% of the total voting power of the Company), will acquire the Company through Rosalia Capital LLC, an entity controlled by the Buyer Group that was formed for the purposes of the acquisition. Under the Merger Agreement, the Company's shareholders, excluding the Buyer Group and holders of dissenting shares of the Company's Class B stock, will receive $8.40 per share in cash upon completion of the merger transaction. Completion of the transaction is subject to certain closing conditions, including receipt of shareholder approval and other customary conditions. The Merger Agreement contains a non-waiveable condition that an affirmative vote of a majority of the votes cast at such meeting, other than those issued and outstanding shares of the Company's Common Stock or Class B Stock beneficially owned by the Buyer Group, adopt the Merger Agreement and approve the merger transaction.  In addition, M&T Bank has entered into a binding commitment letter to provide debt financing in the event the closing conditions contained in the Merger Agreement have been met.

REVENUE

For the first quarter of 2013, total revenue was $14.4 million compared with $13.8 million in 2012, an increase of 4.5%.  The custom folding carton product line sales were $11.2 million compared with $10.4 million in the first quarter of 2012.  The 7.6% increase was mainly due to increased business from several large existing customers and one large new customer, offset partially by decreased business with several large existing customers and decreased waste sales due to market conditions. Sales of the Company’s stock packaging product line were $2.6 million in the first quarter of 2013, down 3.5% from $2.7 million in the first quarter of 2012, partially due to decreased waste sales due to market conditions and the timing of the Easter holiday season.  Personalized print sales for the first quarter of 2013 were $0.6 a decrease of 7.3% from the first quarter of 2012 mainly due to continued weakness in this market.

EXPENSES AND MARGINS

Gross margin was 18.3% for the first quarter of 2013, compared with 12.9% in the first quarter of 2012. Gross margin in 2013 was positively affected by increased operating leverage and continued cost control including lower paperboard and material supplies costs.

Selling, general, and administrative (“SG&A”) costs were $2.0 million in the first quarter of 2013, compared with $1.9 million in the same period of the prior year. Included in SG&A in the current year were $0.1 million in Company expenses related to the October 29, 2012 purchase proposal made by Kevin and Daniel Keane.

ASSETS HELD FOR SALE

During the first quarter of 2013, the Company’s management committed to a plan to sell building and lands assets that have been used primarily as office rental space.  On February 6, 2013 a contract was signed for the sale of these assets.  As a result of this plan, a $143 thousand loss is included in operating income and the assets are classified as held for sale.

TAXES

The Company’s effective tax rate for the first quarter of 2013 was 28.7% of income before taxes, which was at a rate lower than customary mainly due to a domestic production activities deduction, partially offset by non-deductible stock option compensation expense. The Company’s effective tax benefit rate for the first quarter of 2012 was 29.7% of loss before taxes, which was at a rate lower than customary mainly due to non-deductible stock option compensation expense and state income taxes, partially offset by a domestic production activities deduction.

NET INCOME/LOSS AND INCOME/LOSS PER SHARE

The net income loss for the first quarter of 2013 was $0.3 million compared with a net loss of $0.1 million in the first quarter of 2012.  The net income/loss was due to the fluctuations discussed above.  Diluted income per share was $0.09 in the first quarter of 2013 and loss per share was $0.04 in the first quarter of 2012.

LIQUIDITY

Cash and cash equivalents at March 30, 2013 was $3.7 million, which was up from the $3.6 million balance at December 31, 2012 for the reasons set forth below.

Capital expenditures, driven primarily by productivity improvement and capacity investments, for the first three months of 2013 and 2012 were $0.7 million and $2.3 million, respectively.  The Company expects total capital expenditures to be approximately $1.8 to $2.1 million for the 2013 year compared to $5.1 million for the 2012 year. Depreciation and amortization for the first three months of 2013 and 2012 was $0.8 million in both years.

There were no shares repurchased by the Company during the first three months of 2013.  The exercise of stock options generated $0.2 million for the Company in the first quarter of 2013.  The Company has authorization to repurchase 200,000 shares at March 30, 2013.  The closing price of the Company’s stock at March 30, 2013 was $7.41.  At this price, the repurchase of 200,000 shares would require $1.5 million.

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires June 9, 2013.  Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%.  At March 31, 2012, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at March 30, 2013.  The amount of the line of credit that was unused and available to the Company at March 30, 2013 was $2.8 million.

The Company believes that cash and cash equivalents, which totaled $3.7 million at March 30, 2013, in combination with its secured line of credit and cash expected to be generated from operations, will be adequate for the Company to meet its obligations, other working capital requirements and capital expenditure needs for the foreseeable future.

COMMITMENTS

The Company has commitments for items that it purchases in the normal on-going affairs of the business. The Company is not aware of any obligations in excess of normal market conditions, or of any long-term commitments that would have a material adverse effect on its financial condition.

MARKET RISK

There has been no significant change in market risks since December 31, 2012.

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

Risks due to fluctuation in interest rates are not material to the Company at March 30, 2013 because of our limited exposure to floating rate debt.

We have no foreign operations, nor do we transact any business in foreign currencies.  Accordingly, we have no foreign currency market risks.

The market risk that the Company was exposed to at December 31, 2012 was generally the same as described above.

CRITICAL ACCOUNTING POLICIES

There have been no changes in critical accounting policies in the current year from those disclosed in our 2012 Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the word "anticipate," "believe," "expect," "estimate," "project," and similar expressions are generally intended to identify forward-looking statements. Any forward looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in MOD-PAC's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product and market channel expansions, capacity utilization and expansion, and repurchase of capital stock, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties, and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

•	Overall economic and business conditions;

•	The demand for MOD-PAC's goods and services;

•	Customer acceptance of the products and services MOD-PAC provides;

•	Competitive factors in print services and folding cartons industries;

•	Changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	The internal and external costs of compliance with laws and regulations such as Section 404 of the Sarbanes-Oxley Act of 2002; and

•	Litigation against the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4.  Controls and Procedures

(a.)	Evaluation of Disclosure Controls and Procedures:

The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a - 15(e) and 15(d) - 15(e) of the Securities Exchange Act of 1934, as of March 30, 2013.  Based on that evaluation, the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2013.

(b.)	Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the first three months of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On April 11, 2013, the Company announced that it had entered into a definitive merger agreement (the “Merger Agreement”) by and among the Company, Rosalia Capital LLC, a Delaware limited liability company (“Parent”), and Mandan Acquisition Corp., a New York corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), whereby Parent will acquire, through a merger transaction, the Company upon the terms and conditions specified therein (the "Proposed Transaction").  Parent is a wholly owned subsidiary of LeCaron Enterprises Corp., a Delaware corporation and an entity formed by the Company’s Chairman, Kevin T. Keane, and the Company’s President and Chief Executive Officer, Daniel G. Keane and their associates and affiliates (the “Buyer Group”).  Under the Merger Agreement, at the effective time of the merger transaction, each share of the Company’s Common Stock and Class B Stock (other than shares owned by the Company and the Buyer Group and dissenting shares of the Company's Class B Stock) will be converted into the right to receive $8.40 per share in cash, without interest and subject to any withholding taxes, and Merger Sub will merge with and into the Company, with the Company surviving the merger as a subsidiary of Parent. A special committee (the “Special Committee”) consisting of Robert J. McKenna, William G. Gisel, Jr. and Howard Zemsky, representing all of the independent members of the Board of Directors of the Company, based in part on a fairness opinion issued to it by its financial advisor, Western Reserve Partners LLC, unanimously determined that the Merger Agreement and the Proposed Transaction were fair to and in the best interests of the Company and its shareholders and recommended that the Company’s Board of Directors approve the Merger Agreement and the Proposed Transaction, and that the Company’s shareholders vote for the adoption of the Merger Agreement and approval of the Proposed Transaction.  Based on such unanimous recommendation of the Special Committee, the Company’s Board of Directors approved the Merger Agreement and the Proposed Transaction, with Mr. Kevin T. Keane and Mr. Daniel G. Keane abstaining.

On April 19, 2013, a putative class action complaint was filed in Supreme Court, Erie County, New York in a matter entitled Philip Guziec, Individually and on Behalf of Others Similarly Situated, Plaintiff, v. William G. Gisel, Daniel G. Keane, Kevin T. Keane, Robert J. McKenna, Howard Zemsky, Mandan Acquisition Corp., MOD-PAC Corp., and Rosalia Capital LLC, Defendants.  The complaint alleges, among other things, that (i) Messrs. Kevin T. Keane, Daniel G. Keane, McKenna, Gisel and Zemsky breached their fiduciary duties to the Company’s public shareholders in connection with the Proposed Transaction, (ii)  Messrs. Kevin T. Keane, and Daniel G. Keane and Parent breached their fiduciary duties to the Company’s public shareholders in their capacity as controlling shareholders of the Company, and (iii) the Company, Parent and Merger Sub aided and abetted such breaches of fiduciary duty.  The relief sought by the plaintiff in this action includes, among other things, an injunction prohibiting the consummation of the Proposed Transaction and appropriate compensatory damages.

Each of the defendants denies any allegations of wrongdoing and intends to vigorously defend the action.

Item 1A. Risk Factors

In addition to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, there are risks and uncertainties associated with the proposed acquisition of the Company by a group led by Messrs. Kevin T. Keane and Daniel G. Keane.

As previously announced, on April 11, 2013 the Company entered into a definitive merger agreement (the “Merger Agreement”) under which, subject to the satisfaction or waiver of each of the conditions set forth therein,  a group led by Kevin T. Keane, the Company’s Chairman of the Board, and Daniel G. Keane a director of the Company and the Company’s President and Chief Executive Officer  (the “Buyer Group”), and the beneficial holders of approximately 18.7% in the aggregate of the Company's outstanding Common Stock and approximately 51.9% in the aggregate of the Company's outstanding Class B Stock (representing approximately 41.0% of the total voting power of the Company), will acquire the Company through Rosalia Capital LLC, an entity controlled by the Buying Group that was formed for the purposes of the acquisition.

There are a number of risks and uncertainties relating to the proposed acquisition. For example, the proposed acquisition may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; or (ii) the Buyer Group’s failure to obtain the necessary debt financing set forth in the commitment letters received in connection with the proposed acquisition, or alternative financing, or the failure of any such financing to be sufficient to complete the proposed acquisition. In addition, there can be no assurance that (i) approval will be obtained from a majority of the votes cast by the shares of Common Stock and Class B stock not beneficially owned by the Buyer Group, as required under the Merger Agreement, (ii) the other conditions to closing of the proposed acquisition will be satisfied or waived or (iii) other events will not intervene to delay or result in the termination of the proposed acquisition. If the proposed acquisition is not completed, the price of our Common Stock and Class B Stock may change to the extent that the current market price may reflect an assumption that the proposed acquisition will be consummated.

Pending the closing of the proposed acquisition, the Merger Agreement also restricts us from engaging in certain actions without Rosalia Capital LLC’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the proposed acquisition. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors or employees, as well as a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans. In addition, if the Merger Agreement is terminated, we may be required to reimburse Rosalia Capital LLC and its related parties for their expenses incurred in connection with the merger agreement up to a maximum amount of $500,000.

The proposed acquisition could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and

•
customers, suppliers or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed acquisition, and most of these fees and costs may be payable by us even if the proposed acquisition is not consummated.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 26, 2013	-	N/A	-	200,000
January 27 - February 23, 2013	-	N/A	-	200,000
February 24 - March 30, 2013	-	N/A	-	200,000
Total	-	N/A	-	200,000

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

Date: May 1, 2013

/s/ David B. Lupp
David B. Lupp
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)