Form 10-Q
period 2013-06-29
MOD PAC CORP
filed 2013-07-26
CIK 1191857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 29, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of shares outstanding of each class of common stock as of June 29, 2013 was:

Common Stock, $0.01 par value	2,755,299 shares

Class B Common Stock, $0.01 par value	561,297 shares

MOD-PAC CORP.

QUARTERLY REPORT ON FORM 10-Q

	TABLE OF CONTENTS
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets June 29, 2013 and December 31, 2012	3

	Consolidated Statements of Operations Six Months Ended and Three Months Ended June 29, 2013 and June 30, 2012	4

	Consolidated Statements of Cash Flows Six Months Ended June 29, 2013 and June 30, 2012	5

	Notes to Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12-16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17-18

Item 2.	Unregistered Sales of Equity Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MOD-PAC CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	June 29, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$3,960	$3,641

Accounts receivable	5,983	6,008
Allowance for doubtful accounts	(14)	(13)
Net accounts receivable	5,969	5,995
Inventories	6,686	6,782
Refundable income taxes	321	-
Prepaid expenses	452	424
Assets held for sale	406	-
Total current assets	17,794	16,842

Property, plant and equipment, at cost:
Land	1,148	1,224
Buildings and improvements	13,954	14,435
Machinery and equipment	54,312	53,125
Construction in progress	160	643
	69,574	69,427
Less accumulated depreciation	(55,236)	(53,928)
Net property, plant and equipment	14,338	15,499
Deferred income taxes	412	317
Other assets	574	481
Total assets	$33,118	$33,139

Current liabilities:
Current maturities of long-term debt	$-	$20
Accounts payable	1,983	1,884
Accrued expenses	694	1,223
Income taxes payable	-	180
Total current liabilities	2,677	3,307

Long-term debt	1,800	1,800
Other liabilities	26	26
Total liabilities	4,503	5,133

Shareholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares, issued 3,754,108 at June 29, 2013; 3,712,156 at December 31, 2012	38	37
Class B common stock, $.01 par value, authorized 5,000,000 shares, issued 561,297 at June 29, 2013; 564,191 at December 31, 2012	6	6
Additional paid-in capital	4,552	4,288
Retained earnings	32,029	31,685
Treasury stock at cost, 998,809 shares at June 29, 2013 and December 31, 2012	(8,010)	(8,010)
Total shareholders' equity	28,615	28,006

Total liabilities and shareholders' equity	$33,118	$33,139

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	(Unaudited)		(Unaudited)
	Six Months Ended		Three Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue:
Net sales	$28,551	$27,103	$14,207	$13,413
Rental income	162	190	87	77
Total revenue	28,713	27,293	14,294	13,490

Costs and expenses:
Cost of products sold	23,642	23,732	11,864	11,704
Selling, general and administrative expenses	4,336	3,801	2,341	1,897
Impairment of assets	143	-	-	-
Income (loss) from operations	592	(240)	89	(111)

Interest expense	(92)	(96)	(47)	(49)
Other income, net	1	2	3	1
Income (loss) before taxes	501	(334)	45	(159)
Income tax expense (benefit)	157	(91)	26	(39)
Net income (loss)	$344	$(243)	$19	$(120)

Income (loss) per share:
Basic	$0.10	$(0.08)	$0.01	$(0.04)

Diluted	$0.10	$(0.08)	$0.01	$(0.04)

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	(Unaudited)
	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income (loss)	$344	$(243)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,526	1,574
Adjustment to provision for doubtful accounts	6	(11)
Stock option compensation expense	58	209
Deferred income taxes	(95)	(331)
Impairment of assets	143	-
Cash flows from changes in operating assets and liabilities:
Accounts receivable	21	(472)
Inventories	96	(613)
Prepaid expenses	(28)	(80)
Other liabilities	-	(1)
Accounts payable	100	359
(Refundable) payable income taxes	(501)	133
Accrued expenses	(529)	(687)

Net cash provided by (used in) operating activities	1,141	(163)

Cash flows from investing activities:
Change in other assets	(98)	(28)
Capital expenditures	(910)	(3,405)

Net cash used in investing activities	(1,008)	(3,433)

Cash flows from financing activities:
Principal payments on long-term debt	(20)	(46)
Proceeds from the issuance of stock	206	2

Net cash provided by (used in) financing activities	186	(44)

Net increase (decrease) in cash and cash equivalents	319	(3,640)

Cash and cash equivalents at beginning of year	3,641	3,900

Cash and cash equivalents at end of period	$3,960	$260

See accompanying notes to consolidated financial statements.

MOD-PAC CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 29, 2013

(unaudited)

1)     Basis of Presentation

The Registrant, MOD-PAC CORP., is referred to in this Quarterly Report on Form 10-Q as “MOD-PAC” or "the Company" or in the nominative “we” or the possessive “our.”

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six-month period ended June 29, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

2)     Product Line Net Sales

Product line net sales are as follows:

(in thousands)
	Six Months Ended		Three Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Folding cartons:
Custom folding cartons	$22,974	$21,512	$11,801	$11,131
Stock packaging	4,283	4,246	1,679	1,548
Folding cartons sub-total	27,257	25,758	13,480	12,679

Personalized print	1,294	1,345	727	734

Total	$28,551	$27,103	$14,207	$13,413

3)     Income (Loss) Per Share

The following table sets forth the computation of income (loss) per share:

(in thousands, except per share data)
	Six Months Ended		Three Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income (loss)	$344	$(243)	$19	$(120)

Basic weighted average shares outstanding	3,313	3,208	3,317	3,209
Net effect of diluted stock options	162	-	172	-
Diluted weighted average shares outstanding	3,475	3,208	3,489	3,209

Basic income (loss) per share	$0.10	$(0.08)	$0.01	$(0.04)

Diluted income (loss) per share	$0.10	$(0.08)	$0.01	$(0.04)

For the six months ended June 29, 2013, approximately 246 thousand of common shares potentially issuable from the exercise of stock options were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of common stock for the respective period.

There was no effect for stock options that were dilutive for the six months ended June 30, 2012 since the Company had a net loss.

4)      Inventories

Inventories are stated at the lower of cost or market, cost being determined in accordance with the first-in, first-out method.

Inventories are as follows:

(in thousands)
	June 29, 2013	December 31, 2012
Raw material	$2,724	$2,470
Work in progress	337	392
Finished goods	3,625	3,920
Total inventory	$6,686	$6,782

5)     Income Taxes

The Company’s effective tax rate for the second quarter of 2013 was 57.3%, which was at a rate higher than customary mainly due to non-deductible stock option compensation expense and other permanent nondeductible expenses, partially offset by a domestic production activities deduction. The Company’s effective tax rate for the first half of 2013 was 31.3% of income before taxes, which was at a rate lower than customary mainly due to a domestic production activities deduction partially offset by nondeductible expenses including non-deductible stock option compensation expense. The Company’s effective tax benefit rate for the second quarter and first half of 2012 was 24.5% and 27.2% of income before taxes, respectively. The effective tax benefit rate for the second quarter and first half of 2012 was recorded at a rate lower than customary mainly due to non-deductible stock option compensation expense and state income taxes, partially offset by a domestic production activities deduction.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in SG&A expense. As of June 29, 2013, the Company had no amounts accrued related to uncertain tax positions. The tax years 2007, 2008, 2009, 2010, 2011 and 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the six months ended June 29, 2013 and June 30, 2012.

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

A summary of the Company’s stock option activity and related information for the six months ended June 29, 2013 is as follows:

(aggregate intrinsic value in thousands)
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2013	712,673	$6.54	$1,775
Options expired	(1,965)	5.39
Options exercised	(39,058)	5.29
Outstanding at June 29, 2013	671,650	$6.62	$1,766

Exercisable at June 29, 2013	615,100	$6.81	$1,441

The aggregate intrinsic value in the preceding table represents the total pretax option holder’s intrinsic value, based on the Company’s closing stock price of Common Stock of $8.30 as of June 29, 2013, which would have been received by the option holders had all option holders with an exercise price less than the market price been exercised as of that date. The Company’s current policy is to issue additional new shares upon exercise of stock options.

There were no options that vested since December 31, 2012. At June 29, 2013, total compensation costs related to non-vested awards not yet recognized was $128 thousand which will be recognized over a weighted average period of 1.5 years.

The following is a summary of weighted average exercise prices and contractual lives for outstanding and exercisable stock options as of June 29, 2013:

			Outstanding			Exercisable
Exercise Price Range			Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$1.68	to	4.86	291,850	6.5	$3.56	249,300	6.5	$3.48
$5.62	to	6.03	88,400	7.4	$5.88	74,400	7.2	$5.87
$7.36	to	10.00	187,600	2.8	$8.57	187,600	2.8	$8.57
$11.68	to	15.54	103,800	2.2	$12.33	103,800	2.2	$12.33
			671,650	4.9	$6.62	615,100	4.7	$6.81

7)     Capital Structure

The Company's Class B stock is fully convertible into Common stock on a one-for-one basis at no cost. During the first six months of 2013, 2,894 shares of Class B stock were converted to Common stock.

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

10)     Long-Term Debt

Long-term debt includes the following:

(in thousands)
	June 29, 2013	December 31, 2012
Capital lease obligations:
Building - due in 2023; bears interest at 10%; payable monthly	$1,800	$1,800
Equipment	-	3
	1,800	1,803
Less estimated current maturities	-	(3)
Capital lease obligations - long-term	1,800	1,800

Loans:
Equipment loans	-	17
Less estimated current maturities	-	(17)
Loans - long-term	-	-

Total long-term debt	$1,800	$1,800

11)     Assets Under Capital Leases Included in Property, Plant and Equipment

Assets under capital leases included in property, plant and equipment are summarized as follows:

(in thousands)
	June 29, 2013	December 31, 2012
Land and improvements	$597	$673
Buildings	3,635	4,250
Equipment	-	54
	4,232	4,977
Less accumulated depreciation	(1,488)	(1,662)

Net assets under capital leases	$2,744	$3,315

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

Based on this testing, no impairment charges were recognized in the first six months 2012. In the first six months of 2013, an impairment charge of $143 thousand was recorded related to the assets held for sale as further described in Note 14.

13) Line of Credit

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires December 31, 2013. Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%. At June 29, 2013, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at June 29, 2013. The amount of the line of credit that was unused and available to the Company at June 29, 2013 was $2.8 million.

14) Assets Held for Sale

As a result of Company management’s committed plan and related actions to sell certain land and building assets used as rental income property, the Company recognized asset impairment charges in the first half of 2013 of $143 thousand related to these assets based upon an estimate of the net realizable value based on expected selling prices less costs to sell and classified these assets as held for sale as of June 29, 2013.

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

16) Recent Developments

On October 29, 2012, the Board of Directors received a non-binding proposal from Messrs. Kevin T. Keane and Daniel G. Keane to acquire all of the Company's outstanding Common Stock and Class B Stock that they do not currently directly or indirectly own for $7.20 per share in cash (the "Proposal"). In their letter dated October 26, 2012 outlining the Proposal, Messrs. Kevin T. Keane and Daniel G. Keane indicated that they were unwilling to consider any transaction other than one in which they would be the acquirer. The Board of Directors established a Special Committee of independent Directors (the "Special Committee"), comprised of Messrs. Robert J. McKenna, William G. Gisel and Howard Zemsky, to consider the Proposal, to negotiate on behalf of the Company and, if it deemed appropriate, to solicit and consider any alternative transactions.

On April 11, 2013, the Company announced that it had entered into a definitive merger agreement (the "Merger Agreement") under which a group led by Messrs. Kevin T. Keane and Daniel G. Keane (the "Buyer Group"), the beneficial holders of approximately 18.7% in the aggregate of the Company's outstanding Common Stock and approximately 51.9% in the aggregate of the Company's outstanding Class B Stock (representing approximately 41.0% of the total voting power of the Company), will acquire the Company through Rosalia Capital LLC, an entity controlled by the Buyer Group that was formed for the purposes of the acquisition. Under the Merger Agreement, the Company's shareholders, excluding the Buyer Group and holders of dissenting shares of the Company's Class B stock, will receive $8.40 per share in cash upon completion of the merger transaction. Completion of the transaction is subject to certain closing conditions, including receipt of shareholder approval and other customary conditions. The Merger Agreement contains a non-waiveable condition that an affirmative vote of a majority of the votes cast at such meeting, other than votes cast in respect of those issued and outstanding shares of the Company's Common Stock or Class B Stock beneficially owned by the Buyer Group, adopt the Merger Agreement and approve the merger transaction. In addition, M&T Bank has entered into a binding commitment letter to provide debt financing in the event the closing conditions contained in the Merger Agreement have been met.

Four putative class action complaints relating to the Proposed Transaction have been filed, and all are pending in Supreme Court, Erie County, New York: Guziec v. Gisel (Index No. 001215), Levin v. Keane (Index No. 602431), IBEW Local Union 98 Pension Fund v. Mod-Pac Corp. (Index No. 001526), and Minerva Group LP v. Keane (Index No. 800621). Counsel for the plaintiffs and defendants have agreed to consolidate these actions as the cases involve common questions of law and fact. The parties have further agreed that the complaint filed by Minerva Group will act as the operative complaint for the consolidated actions. This litigation could delay the consummation of such transactions or result in the termination of the Merger Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The primary focus of our resources is on our growing Custom Folding Carton line. Our Custom Folding Carton customers are generally from the healthcare, confectionary, food and food service and automotive industries, including private label manufacturers. Our expertise in this market lies in our capability to deliver on-demand processing. We manufacture and print the specific quantities of custom folding cartons required by our customers, as needed by them, as opposed to printing long runs which causes inventory challenges and creates obsolescence risk for our customers and ourselves. We do not require minimum print orders and as a result, are able to be more flexible than most print competitors in addressing our customers’ needs. This capability is particularly attractive to our private label customers who may have several of the same carton requirements, but with varying print requirements.

We also continue the development of our Stock Packaging and Personalized Print product lines. Our Stock Packaging line primarily serves private confectionaries, and industry which is seasonal in nature and very much driven by the economy. We believe we are a leader in the private confectionery industry serving over 4,000 customers in the U.S. and Canada. Our Personalized Print product line is focused on its store, catalog and web sales. Since we provide products such as personalized dinner and cocktail napkins, small boxes for sundries at events and other celebration type items for the retail and corporate markets, this product line can be heavily impacted by the economy. We can compete with much larger companies in the personalized print industry and have developed a strong brand in Krepe-Kraft among event planners and wedding coordinators. Through our websites, www.partybasics.com and myweddingbasics.com, our products are available directly to the retail market. We also provide our products to third-party web-stores.

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

On April 11, 2013, the Company announced that it had entered into a definitive merger agreement (the “Merger Agreement”) under which a group led by Messrs. Kevin T. Keane and Daniel G. Keane (the “Buyer Group”), the beneficial holders of approximately 18.7% in the aggregate of the Company's outstanding Common Stock and approximately 51.9% in the aggregate of the Company's outstanding Class B Stock (representing approximately 41.0% of the total voting power of the Company), will acquire the Company through Rosalia Capital LLC, an entity controlled by the Buyer Group that was formed for the purposes of the acquisition. Under the Merger Agreement, the Company's shareholders, excluding the Buyer Group and holders of dissenting shares of the Company’s Class B stock, will receive $8.40 per share in cash upon completion of the merger transaction. Completion of the transaction is subject to certain closing conditions, including receipt of shareholder approval and other customary conditions. The Merger Agreement contains a non-waiveable condition that an affirmative vote of a majority of the votes cast at such meeting, other than votes cast in respect of those issued and outstanding shares of the Company's Common Stock or Class B Stock beneficially owned by the Buyer Group, adopt the Merger Agreement and approve the merger transaction.  In addition, M&T Bank has entered into a binding commitment letter to provide debt financing in the event the closing conditions contained in the Merger Agreement have been met.

Four putative class action complaints relating to the Proposed Transaction have been filed, and all are pending in Supreme Court, Erie County, New York:  Guziec v. Gisel (Index No. 001215), Levin v. Keane (Index No. 602431), IBEW Local Union 98 Pension Fund v. Mod-Pac Corp. (Index No. 001526), and Minerva Group LP v. Keane (Index No. 800621).  Counsel for the plaintiffs and defendants have agreed to consolidate these actions as the cases involve common questions of law and fact.  The parties have further agreed that the complaint filed by Minerva Group will act as the operative complaint for the consolidated actions.  This litigation could delay the consummation of such transactions or result in the termination of the Merger Agreement.

REVENUE

For the second quarter of 2013, total revenue was $14.3 million compared with $13.5 million in 2012, an increase of 6.0%. The custom folding carton product line sales were $11.8 million compared with $11.1 million in the second quarter of 2012. The 6.0% increase was mainly due to additional business from several existing customers. Sales of the Company’s stock packaging product line were $1.7 million in the second quarter of 2013, up 8.5% from $1.5 million in the second quarter of 2012, mainly due to improved market conditions. Personalized print sales for the second quarter of 2013 were $0.7, relatively unchanged from the second quarter of 2012.

For the first six months of 2013, total revenue was $28.7 million, up 5.2% from $27.3 million in 2012. The custom folding cartons product line sales were $23.0 million compared with $21.5 million in 2012. The increase of 6.8% was mainly due to market share gains by capturing new product lines from several existing customers. Sales of the Company’s stock packaging product line were $4.3 million in the first half of 2013, compared with $4.2 million in the prior year. The slight increase was mainly due to improved market conditions. Personalized print sales for the first six months of 2013 were $1.3 million, a decrease of 3.8% compared with the same period of 2012, primarily due to continued weakness in the market.

EXPENSES AND MARGINS

Gross margin was 17.0% for the second quarter of 2013, compared with 13.2% in the second quarter of 2012. Gross margin in 2013 was positively affected by increased operating leverage and continued cost control including lower paperboard costs, and material supplies costs; offset partially by increased labor costs and increased repairs costs.

Selling, general, and administrative (“SG&A”) costs were $2.3 million in the second quarter of 2013, compared with $1.9 million in the same period of the prior year. Included in SG&A in the second quarter of 2013 were $0.4 million in Company expenses related to the October 29, 2012 purchase proposal made by Kevin and Daniel Keane and $0.1 million in legal fees incurred to defend shareholder lawsuits relating to the same purchase proposal.

Gross margin was 17.7% for the first half of 2013, compared with 13.0% in the first half of 2012. Gross margin in 2013 was positively affected by increased operating leverage and continued cost control including lower paperboard costs, material supplies costs and utilities costs; partially offset by increased labor costs and increased repairs costs.

SG&A costs were $4.3 million in the first half of 2013, compared with $3.8 million in the same period of the prior year. Included in SG&A in the current year were $0.5 million in Company expenses related to the October 29, 2012 purchase proposal made by Kevin and Daniel Keane and $0.1 million in legal fees incurred to defend shareholder lawsuits relating to the same purchase proposal.

ASSETS HELD FOR SALE

During the first quarter of 2013, the Company’s management committed to a plan to sell building and lands assets that have been used primarily as office rental space. On February 6, 2013 a contract was signed for the sale of these assets. As a result of this plan, a $143 thousand loss is included in operating income and the assets are classified as held for sale.

TAXES

The Company’s effective tax rate for the second quarter of 2013 was 57.3%, which was at a rate higher than customary mainly due to non-deductible stock option compensation expense. The Company’s effective tax rate for the first half of 2013 was 31.3% of income before taxes, which was at a rate lower than customary mainly due to a domestic production activities deduction. The Company’s effective tax benefit rate for the second quarter and first half of 2012 was 24.5% and 27.2% of income before taxes, respectively. The effective tax benefit rate for the second quarter and first half of 2012 was recorded at a rate lower than customary mainly due to non-deductible stock option compensation expense and state income taxes, partially offset by a domestic production activities deduction.

NET INCOME/LOSS AND INCOME/LOSS PER SHARE

The net income for the second quarter of 2013 was $19 thousand compared with a net loss of $0.1 million in the second quarter of 2012. The net income/loss was due to the fluctuations discussed above. Diluted income per share was $0.01 in the second quarter of 2013 compared with a loss per share of $0.04 in the second quarter of 2012.

The net income for the first half of 2013 was $0.3 million compared with a net loss of $0.2 million in the first half of 2012. The net income/loss was due to the fluctuations discussed above. Diluted income per share was $0.10 in the first half of 2013 compared with a loss per share of $0.08 in the same period of 2012.

LIQUIDITY

Cash and cash equivalents at June 29, 2013 was $4.0 million, which was up from the $3.6 million balance at December 31, 2012 for the reasons set forth above.

Capital expenditures, driven primarily by productivity improvement and capacity investments, for the first six months of 2013 and 2012 were $0.9 million and $3.4 million, respectively. The Company expects total capital expenditures to be approximately $1.8 to $2.1 million for the 2013 year compared to $5.1 million for the 2012 year. Depreciation and amortization for the first six months of 2013 and 2012 was $1.5 million and $1.6 million, respectively.

There were no shares repurchased by the Company during the first six months of 2013. The exercise of stock options generated $0.2 million for the Company in the first half of 2013. The Company has authorization to repurchase 200,000 shares at June 29, 2013. The closing price of the Company’s stock at June 29, 2013 was $8.30. At this price, the repurchase of 200,000 shares would require $1.7 million.

The Company has access to a $3.0 million secured line of credit with a commercial bank which expires December 31, 2013. Interest on the line of credit is based on LIBOR plus 2.75%, with an interest floor of 3.35%. At June 29, 2013, $0.2 million was in use through a standby letter of credit and there was no balance drawn on the line. The Company was in compliance with all applicable covenants at June 29, 2013. The amount of the line of credit that was unused and available to the Company at June 29, 2013 was $2.8 million.

The Company believes that cash and cash equivalents, which totaled $4.0 million at June 29, 2013, in combination with its secured line of credit and cash expected to be generated from operations, will be adequate for the Company to meet its obligations, other working capital requirements and capital expenditure needs for the foreseeable future.

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

Risks due to fluctuation in interest rates are not material to the Company at June 29, 2013 because of our limited exposure to floating rate debt.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the word "anticipate," "believe," "expect," "estimate," "project," and similar expressions are generally intended to identify forward-looking statements. Any forward looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in MOD-PAC's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product and market channel expansions, capacity utilization and expansion, and repurchase of capital stock, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties, and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

●	Overall economic and business conditions;

●	The demand for MOD-PAC's goods and services;

●	Customer acceptance of the products and services MOD-PAC provides;

●	Competitive factors in print services and folding cartons industries;

●	Changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

●	The internal and external costs of compliance with laws and regulations such as Section 404 of the Sarbanes-Oxley Act of 2002; and

●	Litigation against the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Market Risk in Item 2, above.

Item 4. Controls and Procedures

(a.)      Evaluation of Disclosure Controls and Procedures:

The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a - 15(e) and 15(d) - 15(e) of the Securities Exchange Act of 1934, as of June 29, 2013. Based on that evaluation, the Company’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2013.

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

Four putative class action complaints relating to the Proposed Transaction have been filed, and all are pending in Supreme Court, Erie County, New York:  Guziec v. Gisel (Index No. 001215), Levin v. Keane (Index No. 602431), IBEW Local Union 98 Pension Fund v. Mod-Pac Corp. (Index No. 001526), and Minerva Group LP v. Keane (Index No. 800621).  Counsel for the plaintiffs and defendants have agreed to consolidate these actions as the cases involve common questions of law and fact.  The parties have further agreed that the complaint filed by Minerva Group will act as the operative complaint for the consolidated actions.

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

There are a number of risks and uncertainties relating to the proposed acquisition. For example, the proposed acquisition may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; or (ii) the Buyer Group’s failure to obtain the necessary debt financing set forth in the commitment letters received in connection with the proposed acquisition, or alternative financing, or the failure of any such financing to be sufficient to complete the proposed acquisition. In addition, there can be no assurance that (i) approval will be obtained from a majority of the votes cast by the shares of Common Stock and Class B stock not beneficially owned by the Buyer Group, as required under the Merger Agreement, (ii) the other conditions to closing of the proposed acquisition will be satisfied or waived or (iii) other events, including the litigation discussed in Part II, Item 1 above, will not intervene to delay or result in the termination of the proposed acquisition. If the proposed acquisition is not completed, the price of our Common Stock and Class B Stock may change to the extent that the current market price may reflect an assumption that the proposed acquisition will be consummated.

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

The proposed acquisition could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

●	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

●	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and

●

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 31 - April 27, 2013	-	N/A	-	200,000
April 28 - May 25, 2013	-	N/A	-	200,000
May 26 - June 29, 2013	-	N/A	-	200,000
Total	-	N/A	-	200,000

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

Date: July 26, 2013

/s/ David B. Lupp
David B. Lupp
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)